Form 10-Q
period 2021-06-30
Williams Rowland Acquisition Corp.
filed 2021-09-09
CIK 1855168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

WILLIAMS ROWLAND ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	001-40659	86-2603800
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

450 Post Road East Westport, CT	06880
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 353-7610

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	WRAC	The New York Stock Exchange
Warrants	WRAC WS	The New York Stock Exchange
Units	WRAC U	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 9, 2021, 28,750,000_ shares of common stock, par value $0.0001 per share, were issued and outstanding.

WILLIAMS ROWLAND ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheet as of June 30, 2021	1
Unaudited Condensed Statement of Operations for the three months ended June 30, 2021 and for the period from March 10, 2021 (inception) through June 30, 2021	2
Unaudited Condensed Statement of Changes in Stockholders’ Equity for the period from March 10, 2021 (inception) through June 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the period from March 10, 2021 (inception) through June 30, 2021	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safely Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	22

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED BALANCE SHEET

June 30, 2021
(Unaudited)
Assets
Current Assets:
Cash	$29,106
Deferred offering cost	145,223
Total current assets	174,329
Total assets	$174,329

Liabilities and Stockholders’ Equity
Current Liabilities:
Accrued offering costs and expenses	$25,000
Promissory Note - Related Party	125,000
Total current liabilities	150,000

Commitments and Contingencies (see Note 6)	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	24,425
Accumulated deficit	(671)
Total stockholders’ equity	24,329
Total Liabilities and Stockholders’ Equity	$174,329

(1)	Includes up to 750,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to fully exercise their over-allotment option on August 5, 2021, the founder shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2021	For the period from March 10, 2021 (inception) through June 30, 2021
Formation cost	$51	$671
Income (loss) from Operations	(51)	(671)
Net income (loss)	$(51)	$(671)
Basic and diluted weighted average shares outstanding(1)	5,000,000	5,000,000
Basic and diluted net income per common share	$(0.00)	$(0.00)

(1)	Excludes up to 750,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to fully exercise their over-allotment option on August 5, 2021, the founder shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of March 10, 2021 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(620)	(620)
Balance as of March 31, 2021 (unaudited)	5,750,000	575	24,425	(620)	24,380
Net loss	—	—	—	(51)	(51)
Balance as of June 30, 2021 (unaudited)	5,750,000	$575	$24,425	$(671)	$24,329

(1)

Includes up to 750,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to fully exercise their over-allotment option on August 5, 2021, the founder shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(671)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost	671
Net cash provided by operating activities	-
Cash Flows from Financing Activities:
Proceeds from sale of founder shares to initial stockholders	25,000
Proceeds from issuance of promissory note to related party	125,000
Payment of deferred offering costs	(120,894)
Net cash provided by financing activities	29,106

Net change in cash	29,106
Cash, beginning of period	-
Cash, end of the period	$29,106

Supplemental disclosure of cash flow information:
Accrued offering costs	$24,329

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Note 1 — Organization and Business Operations

Williams Rowland Acquisition Corp. is a newly organized, blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. The Company may pursue an initial business combination target in any business or industry.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO” or “Public Offering”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsors are Williams Rowland Sponsor LLC, a Delaware limited liability company and WRAC Ltd (collectively, the “Sponsors”). The registration statement for the Company’s initial public offering was declared effective on June 26, 2021 (the “Effective Date”). On July 29, 2021, the Company consummated the initial public offering (the “Public Offering” or “IPO”) of 20,000,000 units (the “Units”), at $10.00 per unit, generating gross proceeds of $200,000,000 (see Notes 3 and 8). The underwriters exercised their full over-allotment option to purchase an additional 3,000,000 on August 5, 2021 (see Note 8).

Simultaneously with the closing of the IPO, the Company consummated the sale of 9,900,000 warrants to the Sponsor (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,900,000 (see Notes 4 and 8). Each Private Placement Warrant is exercisable to purchase one share of Common stock at $11.50 per share. The Sponsor purchased an additional 1,200,000 Private Placement Warrants as a result of the underwriters’ exercise of their full over-allotment option on August 5, 2021 (see Note 8).

Transaction costs of the IPO and subsequent over-allotment exercise amounted to $13,237,672, comprised of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, and $587,672 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on July 29, 2021, and the subsequent full exercise of the underwriters’ over-allotment option on August 5, 2021, $236,500,000 (comprised of $205,900,000 from the IPO and $30,600,000 from the over-allotment) from the net proceeds of the sale of the Units, including a portion of the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee. Of this amount, $1,900,000 was deposited into the Company’s Operating Bank account on July 30, 2021 (see Note 8), leaving $234,600,000 (approximately $10.20 per Unit) in the Trust Account. These funds will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of the public shares to seek redemption in connection with the initial Business Combination or the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under the law or stock exchange listing requirements. The Company will provide the public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations described herein.

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 18 months from the closing of the Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the initial Business Combination within such 18-month period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

The initial stockholders, Sponsors, executive officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any founder shares and public shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the ability of holders of the public shares to seek redemption in connection with the initial Business Combination or the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period.

The Sponsors have agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsors to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsors have sufficient funds to satisfy its indemnity obligations and believe that the Sponsors’ only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsors would be able to satisfy those obligations.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $29,106 in its operating bank account, and a working capital deficit of $120,894 (excluding deferred offering costs).

The Company’s liquidity needs up to June 30, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $600,000 (see Note 5). The promissory note from the Sponsor has a balance outstanding as of June 30, 2021 of $125,000. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

On July 29, 2021, the Company consummated the IPO of 20,000,000 Units, generating gross proceeds of $200,000,000 (see Notes 3 and 8). Simultaneously with the closing of the IPO, the Company consummated the sale of 9,900,000 warrants to the Sponsor (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,900,000 (see Notes 4 and 8). The underwriters exercised their full over-allotment option to purchase an additional 3,000,000 on August 5, 2021 (see Note 8). Following the IPO and exercise of the over-allotment and after the payment of transaction fees, the Company had $234,600,000 in the Trust Account and $1,929,090 in the operating bank account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from March 10, 2021 (inception) to April 14, 2021 as filed with the SEC on July 28, 2021. The interim results for the three months ended June 30, 2021 and for the period from March 10, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $29,106 in cash and no cash equivalents as of June 30, 2021.

Following the IPO and exercise of the over-allotment and after the payment of transaction fees, the Company had $234,600,000 in the Trust Account and $1,929,090 in the operating bank account (see Notes 3, 4 and 8).

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the IPO. Offering costs amounted to $13,237,672, for the IPO and subsequent over-allotment, and were charged to stockholders’ equity upon the completion of the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Warrants

The Company will account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for its outstanding warrants as equity-classified.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then common stock.

Common Stock Subject to Possible Redemption

As of June 30, 2021, the only Common stock outstanding was the 5,750,000 shares issued to the Sponsor, which is not subject to redemption. The Company accounts for its Common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common stock (including Common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common stock is classified as Stockholders’ equity. The Company’s Common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the Stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Note 3 — Initial Public Offering

Public Units

On July 29, 2021, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit for aggregate proceeds of $200,000,000 (see Note 8). On August 5, 2021, the underwriters exercised the full over-allotment option, which resulted in the sale of an additional 3,000,000 Units and $30,000,000 in proceeds (see Note 8). This resulted in aggregate Units sold of 23,000,000 and aggregate proceeds of $230,000,000 from the IPO and subsequent over-allotment.

Each Unit consists of one share of Common stock, and one-half (1/2) of one warrant (“Public Warrant”). Each whole public warrant entitles the holder to purchase one share of Common stock at an exercise price of $11.50 per share, subject to adjustment.

Note 4 — Private Placement

Simultaneously with the closing of the IPO on July 29, 2021, the Sponsor purchased an aggregate of 9,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for a purchase price of $9,900,000, in a private placement (see Note 8). In connection with the underwriters’ exercise of their full over-allotment option on August 5, 2021, the Sponsors purchased an additional 1,200,000 Private Placement Warrants for a purchase price of $1,200,000 (see Note 8). This resulted in aggregate Private Placement Warrants of 11,100,000 sold for aggregate proceeds of $11,100,000 from the IPO and subsequent over-allotment.

Each Private Placement Warrant entitles the holder thereof to purchase one share of the Company’s Common stock at a price of $11.50 per share, subject to adjustment, and will expire worthless if the Company does not complete the initial Business Combination. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

Note 5 — Related Party Transactions

Founder Shares

In April 2021, the Sponsors paid $25,000 in exchange for 5,750,000 shares of common stock (the “founder shares”). The number of founder shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 23,000,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering. Up to 750,000 of the founder shares were subject to forfeiture depending on the extent to which the underwriter’s over-allotment was exercised. The underwriters exercised their full over-allotment option on August 5, 2021, thereby making the 750,000 shares no longer subject to forfeiture (see Note 8).

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property (except as described herein under the section of this prospectus entitled “Principal Stockholders — Restrictions on Transfers of Founder Shares and Private Placement Warrants”). Any permitted transferees will be subject to the same restrictions with respect to any founder shares. (the “Lock-up”).

Promissory Note

The Sponsors have agreed to loan the Company up to $600,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and due at the earlier of August 31, 2021 or the closing of the Public Offering. These loans will be repaid upon the closing of the Public Offering. As of June 30, 2021, the Company had borrowed $125,000 under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of June 30, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has entered into an administrative services agreement pursuant to which the Company will pay an affiliate of the Sponsors a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2021, the Company had nothing accrued in connection with this agreement.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the registration statement of which this prospectus forms a part, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,000,000 additional Units to cover any over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions. On August 5, 2021, the underwriter exercised the over-allotment option in full (see Note 8).

The underwriter was entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $4,000,000. The underwriter exercised the full over-allotment option on August 5, 2021 resulting in an additional $600,000 underwriting discount for an aggregate underwriting discount of $4,600,000 related to the IPO and subsequent over-allotment exercise (see Note 8).

Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering upon the completion of the Company’s initial Business Combination.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the Common stock are entitled to one vote for each common stock. As of June 30, 2021, there were 5,750,000 shares of Common stock issued and outstanding, of which 750,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the founder shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO. On August 5, 2021 the underwriters exercised their over-allotment option in full, making the 750,000 founder shares no longer subject to (see Note 8).

Warrants

As of June 30, 2021 there were no Warrants outstanding. Each whole warrant will entitle the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any founder shares or private placement securities held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the share of common stock underlying such Unit.

The Company is not registering the shares of common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of common stock issuable upon exercise of the warrants and thereafter will use its best efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Redemption of warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Private Placement Warrants are identical to the Public Warrants sold as part of the units in the offering, subject to limited exceptions.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 29, 2021, the Company consummated the initial public offering (the “Public Offering” or “IPO”) of 20,000,000 units (the “Units”), at $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 9,900,000 warrants to the Sponsor (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,900,000.

On July 30, 2021, in accordance with closing instructions, $1,900,000 in funds were transferred from the Trust account to the Company’s operating bank account. This immediately increased the Company’s cash available for operations to $1,929,090 and increased the Company’s working capital to $872,851.

On August 3, 2021, the Underwriters exercised the over-allotment option and purchased an additional 3,000,000 Over-Allotment Units, aggregate gross proceeds of $30,000,000, and incurred $600,000 in cash underwriting fees. Simultaneously with the exercise of the over-allotment option, the Company consummated the private placement of an additional 1,200,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, to the Sponsor, generating gross proceeds of $1,200,000. Transaction costs amounted to $1,650,000 consisting of cash underwriting fees of $600,000 and $1,050,000 of additional deferred underwriting fees which have been deferred until the completion of the Company’s Business Combination. As a result of the underwriter’s election to exercise their over-allotment option, 750,000 Founder Shares are no longer subject to forfeiture.

Transaction costs of the IPO and subsequent over-allotment exercise amounted to $13,237,672, comprised of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, and $587,672 of other offering costs.

On September 7, 2021, the Sponsors have agreed to loan the Company up to $500,000 to be used for a portion of the Company’s expenses. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2023 or the consummation of the Company’s Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Williams Rowland Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation on March 10, 2021. We were incorporated for the purpose of effecting a Business Combination.

As of June 30, 2021, we have not yet commenced operations. All activity for the period from March 10, 2021 (inception) through June 30, 2021 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as its fiscal year end.

Our Sponsors are Williams Rowland Sponsor LLC, a Delaware limited liability company and Wrac, Ltd, a Guernsey company. The registration statement for our Initial Public Offering was declared effective on July 26, 2021. On July 29, 2021, we consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the shares of Common Stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200 million. On August 5, 2021, the underwriter fully exercised its option and purchased 3,000,000 additional Units, generating gross proceeds of $30 million (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 9,900,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $9.9 million. Concurrent with the consummation of the Over-Allotment on August 5, 2021, the Sponsors purchased 1,200,000 additional Private Placement Warrants, generating proceeds of $1,200,000 in the Second Private Placement.

Transaction costs of the IPO and subsequent over-allotment exercise amounted to $13,237,672, comprised of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, and $587,672 of other offering costs.

Upon the closing of the Initial Public Offering and the Private Placement on July 29, 2021, and the Over-Allotment and Second Private Placement on August 5, 2021, approximately $234.6 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and the Private Placement was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under Investment Company Act of 1940, as amended, (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or January 29, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), our obligation under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Liquidity and Capital Resources

As of June 30, 2021, we had $29,106 in our operating bank account and working capital deficit of $120,894.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares, and the Promissory Note from the Sponsor of up to $600,000, under which $125,000 was outstanding as of June 30, 2021. We repaid the Note in full on July 29, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination

Results of Operations

Our entire activity from March 10, 2021 (inception) through June 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a loss of approximately $51, which consisted solely of general and administrative expenses.

For the period from March 10, 2021 (inception) through June 30, 2021, we had a loss of approximately $671, which consisted solely of general and administrative expenses

Contractual Obligations

Underwriting Agreement

The underwriter is entitled to $0.35 per unit, or approximately $7.0 million in the aggregate, which will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that that we complete a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the Over-Allotment on August 5, 2021, the underwriter was paid an additional fee of $600,000 upon closing of the Over-Allotment and approximately $1.05 million in deferred underwriting commissions.

Administrative Support Agreement

We agreed to pay the Sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Deferred offering costs associated with the Initial Public Offering

Deferred offering costs consist of legal fees incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Common Stock will be charged to stockholder’s equity upon the completion of the Initial Public Offering.

Net Loss Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture by the Sponsor. Weighted average number of shares at June 30, 2021 were reduced for the effect of an aggregate of 750,000 shares of Common Stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. At June 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the our Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, , if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, was invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC on July 28, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April, 2021, our Sponsors purchased 5,750,000 founder shares (“Founder Shares”), which are shares of our common stock, for an aggregate purchase price of $25,000, or approximately $0.0043 per share. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 750,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriter. The underwriter fully exercised its over-allotment option on August 5, 2021; therefore, these 750,000 Founder Shares were no longer subject to possible redemption. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our Sponsor is an accredited investor under Rule 501 of Regulation D.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 9,900,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to our Sponsor, generating proceeds of approximately $9.9 million. Concurrent with the consummation of the Over-Allotment on August 5, 2021, our Sponsors purchased an aggregate of 1,200,000 additional Private Placement Warrants, generating proceeds of $1.2 million. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and no underwriting discounts or commissions were paid with respect to such sale.

No underwriting discounts or commissions were paid with respect to such private sales.

Upon the closing of the Initial Public Offering and the Private Placement on July 29, 2021, and the Over-Allotment and Second Private Placement on August 5, 2021, approximately $234.6 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and the Private Placement was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under Investment Company Act of 1940, as amended.

There has been no material change in the planned use of the proceeds from our Initial Public offering and the Private Placement as is described in the Company’s final prospectus related to our Initial Public Offering filed with the SEC on July 28, 2021.

The Sponsors agreed to loan us up to $600,000 on a non-interest bearing, unsecured basis and due on the earlier of August 31, 2021 and the closing date of the Initial Public Offering. As of June 30, 2021 there was approximately $125,000 outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed July 30, 2021.

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 25, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 25, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 15, 2021).

4.4	Warrant Agreement, dated as of July 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as warrant agent, (incorporated by reference Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

10.1	Letter Agreements, dated July 26, 2021, by and among the Company and its officers, directors, and the sponsors, (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

10.2	Investment Management Trust Agreement, dated as of July 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

10.3	Registration Rights Agreement, dated as of July 26, 2021, by and among the Company, the Sponsor and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 30. 2021).

10.4	Administrative Services Agreement, dated July 26, 2021, by and between the Company and Williams Trading LLC (incorporated by reference to Exhibit to 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

10.5	Indemnification Agreements, each dated as of July 26, 2021, by and between the Company and each of the officers and directors of the Company, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

10.6	Private Placement Warrants Purchase Agreement, dated as of July 26, 2021, by and between the Company and the Sponsors, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

10.7	Letter Agreements, dated as of July 26, 2021, by and between the Company and Certain Investors (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

31.1*	Certification of Co- Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co- Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co -Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co -Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WILLIAMS ROWLAND ACQUISITION CORP.

Date: September 9, 2021	By:	/s/ David B. Williams
	Name:	David B. Williams
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2021	By:	/s/ Jonathan D. Rowland
	Name:	Jonathan D. Rowland
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2021	By:	/s/ Bobby Morovati
	Name:	Bobby Morovati
	Title:	Chief Financial Officer
(Principal Financial Officer)