Form 10-Q
period 2021-09-30
Williams Rowland Acquisition Corp.
filed 2021-11-15
CIK 1855168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

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

As of November 15, 2021, 28,750,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

WILLIAMS ROWLAND ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statement of Operations for the three months ended September 30, 2021 and for the period from March 10, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statement of Changes in Stockholders’ Deficit for the period from March 10, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the period from March 10, 2021 (inception) through September 30, 2021	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safely Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	23

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
Assets
Current Assets:
Cash	$488,491
Due from related party	100,000
Prepaid expenses	370,500
Total current assets	958,991
Prepaid expenses – non-current portion	309,459
Investment held in trust account	234,613,509
Total Assets	$235,881,959

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$195,003
Promissory note – related party	25,000
Total Current Liabilities	220,003
Deferred underwriters’ discount	8,050,000
Total Liabilities	8,270,003

Commitments and Contingencies
Common stock subject to redemption, 23,000,000 shares at redemption value of $10.20	234,600,000

Stockholders’ Deficit:
Preference stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	575
Additional paid-in capital	-
Accumulated deficit	(6,988,619)
Total Stockholders’ Deficit	(6,988,044)

Total Liabilities and Stockholders’ Deficit	$235,881,959

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the period from
	For the three	March 10, 2021
	months ended	(Inception) to
	September 30, 2021	September 30, 2021
Formation cost	$288,210	$288,881
Loss from operations	(288,210)	(288,881)

Other income
Trust interest income	13,509	13,509
Total other income	13,509	13,509

Net loss	$(274,701)	$(275,372)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	22,671,875	22,671,875
Basic and diluted net loss per share	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,464,674	5,183,476
Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 10, 2021 (inception)	-	$-	$-	$-	$-
Common stock issued to Sponsor	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	(620)	(620)
Balance as of March 31, 2021 (unaudited)	5,750,000	575	24,425	(620)	24,380
Net loss	-	-	-	(51)	(51)
Balance as of June 30, 2021 (unaudited)	5,750,000	575	24,425	(671)	24,329
Sale of 9,900,000 Private Placement Warrants on July 29, 2021	-	-	9,900,000	-	9,900,000
Sale of 1,200,000 Over-allotment Private Placement Warrants on August 5, 2021	-	-	1,200,000	-	1,200,000
Portion of private placement used to overfund Trust			(4,600,000)	-	(4,600,000)
Accretion of redeemable common shares	-	-	(6,524,425)	(6,713,247)	(13,237,672)
Net loss	-	-	-	(274,701)	(274,701)
Balance as of September 30, 2021 (unaudited)	5,750,000	$575	$-	$(6,988,619)	$(6,988,044)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(275,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(13,509)
Changes in current assets and liabilities:
Prepaid assets	(679,959)
Due from related party	(100,000)
Accrued offering costs and expenses	195,003
Net cash used in operating activities	(873,837)

Cash flows from investing activities:
Investment of cash in Trust Account	(234,600,000)
Net cash used by investing activities	(234,600,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discount	225,400,000
Proceeds from issuance of Private Placement Warrants	11,100,000
Proceeds from sale of founder shares to initial stockholders	25,000
Proceeds from issuance of promissory note to related party	125,000
Repayment of promissory note to related party	(100,000)
Payment of deferred offering costs	(587,672)
Net cash provided by financing activities	235,962,328

Net change in cash	488,491
Cash, beginning of the period	-
Cash, end of the period	$488,491

Supplemental disclosure of cash flow information:
Initial value of common stock subject to possible redemption	$234,600,000
Deferred underwriters’ discount payable charged to additional paid-in capital	$8,050,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO” or “Public Offering”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsors are Williams Rowland Sponsor LLC, a Delaware limited liability company and WRAC Ltd (collectively, the “Sponsors”). The registration statement for the Company’s initial public offering was declared effective on July 26, 2021 (the “Effective Date”). On July 29, 2021, the Company consummated the initial public offering (the “Public Offering” or “IPO”) of 20,000,000 units (the “Units”), at $10.00 per unit, generating gross proceeds of $200,000,000 (see Note 3). The underwriters exercised their full over-allotment option to purchase an additional 3,000,000 on August 5, 2021.

Simultaneously with the closing of the IPO, the Company consummated the sale of 9,900,000 warrants to the Sponsor (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,900,000 (see Note 4). Each Private Placement Warrant is exercisable to purchase one share of Common stock at $11.50 per share. The Sponsor purchased an additional 1,200,000 Private Placement Warrants as a result of the underwriters’ exercise of their full over-allotment option on August 5, 2021.

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

Following the closing of the IPO on July 29, 2021, and the subsequent full exercise of the underwriters’ over-allotment option on August 5, 2021, $236,500,000 (comprised of $205,900,000 from the IPO and $30,600,000 from the over-allotment) from the net proceeds of the sale of the Units, including a portion of the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee. Of this amount, $1,900,000 was deposited into the Company’s Operating Bank account on July 30, 2021, leaving $234,600,000 (approximately $10.20 per Unit) in the Trust Account. These funds will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of the public shares to seek redemption in connection with the initial Business Combination or the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public stockholders.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $488,491 in its operating bank account and working capital of $738,988.

The Company’s liquidity needs up to September 30, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $600,000 (see Note 5). The promissory note from the Sponsor has a balance outstanding as of September 30, 2021 of $25,000. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

On July 29, 2021, the Company consummated the IPO of 20,000,000 Units, generating gross proceeds of $200,000,000 (see Note 3). Simultaneously with the closing of the IPO, the Company consummated the sale of 9,900,000 warrants to the Sponsor (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,900,000 (see Notes 4). The underwriters exercised their full over-allotment option to purchase an additional 3,000,000 on August 5, 2021. Following the IPO and exercise of the over-allotment and after the payment of transaction fees, the Company had $234,600,000 in the Trust Account and $1,929,090 in the operating bank account.

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

Note 2 — Restatement of Previously Issued Financial Statements

The Company previously issued a balance sheet dated July 29, 2021 in Form 8-K’s that were filed on August 4, 2021 and August 8, 2021. In those previously issued balance sheets, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it was determined then to be appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as "shares not subject to redemption."

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial Business Combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the overall impacts were material to the previously presented balance sheets. Accordingly, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheets should be restated to report all public shares as temporary equity. As such, the Company is restating its previously issued balance sheet dated July 29, 2021 in this Quarterly Report.

Impact of the Restatement

The impact to the balance sheet as of July 29, 2021 is presented below:

	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet as of July 29, 2021
Common stock, $0.0001 par value; stock subject to possible redemption at redemption value of $10.20 per share	$222,782,371	$11,817,629	$234,600,000
Stockholders’ equity
Preferred stock - $0.0001 par value	$—	$—	$—
Common stock - $0.0001 par value	691	(116)	575
Additional paid-in capital	5,104,266	(5,104,266)	—
Accumulated deficit	(104,956)	(6,713,247)	(6,818,203)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(11,817,629)	$(6,817,628)
Shares subject to possible redemption	21,841,409	1,158,591	23,000,000

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from March 10, 2021 (inception) to April 14, 2021 as filed with the SEC on July 28, 2021. The interim results for the three months ended September 30, 2021 and for the period from March 10, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $488,491 in cash and no cash equivalents as of September 30, 2021.

Investment Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the period ended September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “Trust interest income” line item in the statements of operations. Interest income is recognized when earned.

Offering Costs Associated with Initial Public Offering

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considered whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the Common stock subject to possible redemption reflected in the condensed balance sheet is reconciled in the following table:

Gross Proceeds from IPO	$230,000,000
Proceeds from Private Placement used to overfund Trust	4,600,000
Less:
Issuance costs related to redeemable Common stock	(13,237,672)
Plus:
Accretion of carrying value to redemption value	13,237,672
Common stock subject to possible redemption	$234,600,000

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per share of common stock is computed by dividing the pro rata net loss between the shares of redeemable common stock and the shares of non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

	For the Three Months ended September 30, 2021	For the Nine Months ended September 30, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to Common stock subject to possible redemption	$(221,349)	$(224,129)
Denominator:
Weighted Average Redeemable Common stock, Basic and Diluted	22,671,875	22,671,875
Basic and Diluted net loss per share, Redeemable Common stock	$(0.01)	$(0.01)

Non-Redeemable Common stock
Numerator:
Net loss allocable to Common stock not subject to redemption	$(53,352)	$(51,243)
Denominator:
Weighted Average Non-Redeemable Common stock, Basic and Diluted	5,464,674	5,183,476
Basic and diluted net loss per share, common stock	$(0.01)	$(0.01)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 4 — Initial Public Offering

Public Units

On July 29, 2021, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit for aggregate proceeds of $200,000,000. On August 5, 2021, the underwriters exercised the full over-allotment option, which resulted in the sale of an additional 3,000,000 Units and $30,000,000 in proceeds. This resulted in aggregate Units sold of 23,000,000 and aggregate proceeds of $230,000,000 from the IPO and subsequent over-allotment.

Each Unit consists of one share of Common stock, and one-half (1/2) of one warrant (“Public Warrant”). Each whole public warrant entitles the holder to purchase one share of Common stock at an exercise price of $11.50 per share, subject to adjustment.

Note 5 — Private Placement

Simultaneously with the closing of the IPO on July 29, 2021, the Sponsor purchased an aggregate of 9,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for a purchase price of $9,900,000, in a private placement. In connection with the underwriters’ exercise of their full over-allotment option on August 5, 2021, the Sponsors purchased an additional 1,200,000 Private Placement Warrants for a purchase price of $1,200,000. This resulted in aggregate Private Placement Warrants of 11,100,000 sold for aggregate proceeds of $11,100,000 from the IPO and subsequent over-allotment.

Each Private Placement Warrant entitles the holder thereof to purchase one share of the Company’s Common stock at a price of $11.50 per share, subject to adjustment, and will expire worthless if the Company does not complete the initial Business Combination. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

Note 6 — Related Party Transactions

Founder Shares

In April 2021, the Sponsors paid $25,000 in exchange for 5,750,000 shares of common stock (the “founder shares”). The number of founder shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 23,000,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering. Up to 750,000 of the founder shares were subject to forfeiture depending on the extent to which the underwriter’s over-allotment was exercised. The underwriters exercised their full over-allotment option on August 5, 2021, thereby making the 750,000 shares no longer subject to forfeiture.

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

Promissory Note

The Sponsors have agreed to loan the Company up to $600,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and due at the earlier of August 31, 2021 or the closing of the Public Offering. As of September 30, 2021, the Company had borrowed $125,000 under the promissory note, of which $25,000 remains outstanding and is due on demand.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of September 30, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has entered into an administrative services agreement pursuant to which the Company will pay an affiliate of the Sponsors a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2021 and the period from March 10, 2021 (inception) through September 30, 2021, the Company recorded $21,935, of administrative service fees, which are included in formation and operating costs in the accompanying unaudited condensed statements of operations.

Note 7 — Investments Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the period ended September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

	Carrying Value as of September 30, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Treasury Securities	$234,612,589	$-	$(13,785)	$234,598,804
Cash held in Trust Account	920	-	-	920
	$234,613,509	$-	$(13,785)	$234,599,724

Note 8 — Commitments and Contingencies

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

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,000,000 additional Units to cover any over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions. On August 5, 2021, the underwriter exercised the over-allotment option in full.

The underwriter was entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $4,000,000. The underwriter exercised the full over-allotment option on August 5, 2021 resulting in an additional $600,000 underwriting discount for an aggregate underwriting discount of $4,600,000 related to the IPO and subsequent over-allotment exercise.

Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering upon the completion of the Company’s initial Business Combination.

Note 9 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the Common stock are entitled to one vote for each common stock. As of September 30, 2021, there were 5,750,000 shares of Common stock issued and outstanding, of which 750,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the founder shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO, excluding 23,000,000 shares subject to possible redemption. On August 5, 2021 the underwriters exercised their over-allotment option in full, making the 750,000 founder shares no longer subject to forfeiture.

Warrants

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

Note 10 — Subsequent Events

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

As of September 30, 2021, we have not yet commenced operations. All activity for the period from March 10, 2021 (inception) through September 30, 2021 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of September 30, 2021, we had $488,491 in our operating bank account and working capital of $738,988.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares, and the Promissory Note from the Sponsor of up to $600,000, under which $25,000 was outstanding as of September 30, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan.

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

All of our activity from March 10, 2021 (inception) through September 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had a loss of approximately $274,701, which consisted solely of general and administrative expenses of $288,210 offset by trust income of $13,509.

For the period from March 10, 2021 (inception) through September 30, 2021, we had a loss of approximately $275,372, which consisted solely of general and administrative expenses of $288,881, offset by trust income of $13,509.

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

Net Loss Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per share of common stock is computed by dividing the pro rata net loss between the shares of redeemable common stock and the shares of non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, was invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the restatement of our July 29, 2021 balance sheet included in the Form 8-K filed in connection with our IPO, regarding the classification of redeemable common stock, as described below which constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Regarding the restatements to the Company’s balance sheet included on the Company’s Form 8-K, this was necessitated by the fact that the Company’s Common stock features certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, the Company concluded that its Common stock subject to possible redemption should be presented at redemption value as temporary equity, outside of the Stockholders' equity section of the Company's balance sheet. The Company had previously classified a portion of the redeemable common stock in permanent equity. The Company restated its financial statements to classify all redeemable common stock as temporary equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Other than as set forth above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Sponsors agreed to loan us up to $600,000 on a non-interest bearing, unsecured basis and due on the earlier of August 31, 2021 and the closing date of the Initial Public Offering. As of September 30, 2021 there was approximately $25,000 outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed July 30, 2021.

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 25, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 25, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 15, 2021).

4.4	Warrant Agreement, dated as of July 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as warrant agent, (incorporated by reference Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

10.1	Letter Agreements, dated July 26, 2021, by and among the Company and its officers, directors, and the sponsors, (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

10.2	Investment Management Trust Agreement, dated as of July 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

10.3	Registration Rights Agreement, dated as of July 26, 2021, by and among the Company, the Sponsor and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 30. 2021).

10.4	Administrative Services Agreement, dated July 26, 2021, by and between the Company and Williams Trading LLC (incorporated by reference to Exhibit to 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

10.5	Indemnification Agreements, each dated as of July 26, 2021, by and between the Company and each of the officers and directors of the Company, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

10.6	Private Placement Warrants Purchase Agreement, dated as of July 26, 2021, by and between the Company and the Sponsors, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

10.7	Letter Agreements, dated as of July 26, 2021, by and between the Company and Certain Investors (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021).

31.1*	Certification of Co- Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co- Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co -Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co -Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WILLIAMS ROWLAND ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ David B. Williams
	Name:	David B. Williams
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Jonathan D. Rowland
	Name:	Jonathan D. Rowland
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Bobby Morovati
	Name:	Bobby Morovati
	Title:	Chief Financial Officer
(Principal Financial Officer)