Form 10-K
period 2021-12-31
Williams Rowland Acquisition Corp.
filed 2022-04-21
CIK 1855168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40659

WILLIAMS ROWLAND ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2603800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Post Road East
Westport, CT	06880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 353-7610

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one-half of one Warrant	The New York Stock Exchange

Common Stock, par value $0.0001 per share	The New York Stock Exchange

Warrants, each whole Warrant exercisable for one share of Common Stock at $11.50 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

At June 30, 2021, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s common stock as of March 30, 2022 was 28,750,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WILLIAMS ROWLAND ACQUISITION CORP.

Annual Report on Form 10-K for the Period From March 10, 2021 (inception) Through December 31, 2021

i

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

part I

ITEM 1. BUSINESS

Introduction

Williams Rowland Acquisition Corp. (the “Company”) is a newly organized, blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

On July 29, 2021, the Company consummated the initial public offering (the “Public Offering” or “IPO”) of 20,000,000 units (the “Units”), at $10.00 per unit, generating gross proceeds of $200,000,000. The underwriters exercised their full over-allotment option to purchase an additional 3,000,000 on August 5, 2021. Each Unit consists of one share of Common Stock and one-half of one warrant to purchase a share of Common stock.

Simultaneously with the closing of the IPO, the Company consummated the sale of 9,900,000 warrants to the Sponsor (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,900,000 (see Note 5 to the Notes to the Financial Statements included elsewhere herein). Each Private Placement Warrant is exercisable to purchase one share of Common stock at $11.50 per share. The Sponsor purchased an additional 1,200,000 Private Placement Warrants as a result of the underwriters’ exercise of their full over-allotment option on August 5, 2021.

Transaction costs of the IPO and subsequent over-allotment exercise amounted to $16,074,841, comprised of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, fair value of founder shares transferred to Anchor Investors of $2,772,169, and $652,672 of other offering costs. As of August 5, 2021, a total of $234.6 million of the net proceeds from the IPO and the Private Placements were deposited in a trust account established for the benefit of the Company’s public stockholders.

None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination within 18 months of the closing of the IPO, or (iii) if we seek to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination the date that is 18 months after the closing of the IPO, and such amendment is duly approved.

General

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction with one or more businesses, which we refer to throughout this Form 10-K as our initial business combination. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, given the experience of our management team, our acquisition and value creation strategy will focus on companies in the financial services, fintech and technology sectors.

Our Company

David “Tiger” Williams and Jonathan Rowland are our senior sponsors and will serve as our Co-Chief Executive Officers and as members of our board of directors. Through them, we are affiliated with Williams Trading LLC and Mode Global Holdings PLC (each an “Affiliated Organization”). Williams Trading is 100% beneficially owned by Mr. Williams, its founder and Managing Member. Williams Trading is a world-class equities execution platform for institutional investors, including hedge funds, mutual funds, family offices and other asset managers. Mode Global Holdings PLC was founded by Mr. Rowland in 2015, and has launched a first-of-its-kind bitcoin app that allows users to access GBP, EUR and BTC accounts, and grow their digital assets, all in one place. Mr. Williams and Mr. Rowland will together serve as our executive leadership group (collectively, our “Executive Management”).

We believe we possess three core competitive strengths that differentiate us as we seek to complete a business combination:

i.	Experienced and entrepreneurial executives with histories of founding a number of successful companies;

ii.	A deep and complementary mix of experience and skills ideal for due diligence and transaction execution success, and a proven track record of driving growth and value; and

iii.	A focus on transaction opportunities within the compelling and large sectors of FinTech, software and tech-enabled services.

We believe that the greatest value we offer to a private financial services, FinTech, or technology company is our collective experience in creating, building and establishing effective business processes in young companies both before and after they become public. We believe our team’s deep and complementary experience and skills represent a unique set of qualifications that position us well for transaction execution success and post-business combination value creation.

Our Investment Focus

We will focus on companies that generate revenues from the application of technology in the financial services sector. We will look to acquire a company that is involved in activities including the following: payment systems, banking, investments, lending, insurance, software and brokerage and digital assets. We will look to acquire a company sitting at the intersection of financial services and technology, in the U.S., Europe or Asia, that is solving real problems for large, global markets. Our acquisition targets must have strong, scalable concepts and a highly skilled and motivated founding team with the ability to quickly scale and maximize growth to become market leaders.

We currently intend to concentrate our efforts on a number of key target markets within the financial services and FinTech and technology sectors:

Financial Services: within financial services, we will be focused on digital wallets, banking and payments, credit and lending, asset management, and brokerage.

FinTech and Technology: within FinTech and technology we will be focused on RegTech, digital asset & Blockchain, big data and AI, cybersecurity, and InsurTech.

Our experience lends itself well to pursuing theses platforms, but we are not required to complete our initial business combination with a business in these industries and, as a result, we may pursue a business combination outside of these industries. We expect to pursue global businesses but may also acquire a domestic company. We do not intend to acquire companies that have speculative business plans or are excessively leveraged.

Of our target industries, financial services is the largest sector by market capitalization and is ripe for disruption by technology-led challengers. Many incumbents have neglected technological innovation and have failed to retain trust from customers. Customers are increasingly accessing financial services digitally instead of bank branches or traditional ways. The shift towards mobile has only accelerated as a result of the COVID-19 pandemic. FinTech challengers (digital wallets, neo banks, B2B enablers) have become a global phenomenon and are beginning to capture the full traditional financial services stack, including credit, brokerage, payments, technology infrastructure, and others. We predict that they will capture significant in market value from incumbent financial services players around the world. Consumer preference towards robo-advisor and low-and-no-fee digital brokers have caused the industry to provide digitized solutions through venture-backed companies. Additionally, mature companies have launched products to meet these demands, such as Schwab’s Intelligent Portfolios premium account option, which provides clients with access to unlimited online financial planning and trading for a subscription fee.

The Global FinTech Market is anticipated to grow at a CAGR of around 20% from 2020-2025 according to ReseachAndMarkets.com, reaching $305 billion by 2025. In the United States, FinTech challengers have over 60 million monthly active customers, surpassing number of deposit account holders of the major financial institutions. In the UK and Europe, more than 50 million customers have opened neo bank accounts, according to Finextra. Asia has been leading the way in terms of mobile wallet adoption and technology-first financial services with over 1 billion customers. The market can be segmented based on technology, service, application, deployment mode and regional analysis. Based on technology, the market can be segmented into API, AI, Blockchain and Distributed Computing. Among them, significant growth is expected to be seen in the areas of AI and Blockchain in the coming years. AI and chatbots have redefined customer service, and their expanded should accelerate the AI-oriented FinTech market growth.

Executive Management

David “Tiger” Williams is our Co-Founder and Co-Chief Executive Officer. Tiger is the Founder and Managing Member of Williams Trading LLC. Prior to founding Williams Trading, Tiger was an Associate Director at Tiger Management where he was responsible for trading the domestic equity portfolio from 1993 through 1997. Tiger began his career on Wall Street in 1987 as a member of the Principal Training Program at E. F. Hutton. In 1989, he joined First Boston as an Associate and Generalist Equity Sales Trader. In 1990, Tiger joined Needham and Co. as a Vice President and in 1991 moved to Donaldson Lufkin and Jenrette, also as a Vice President. Tiger received his Bachelor of Arts degree in Economics and Political Science at Yale University in 1984 and his Master’s in Business Administration from the Stern School of Business at New York University in 1989.

Jonathan David Rowland is our Co-Founder and Co-Chief Executive Officer. A banker and entrepreneur since the mid-1990’s, he is currently Founder and Executive Chairman of Mode Global Holdings (MODE.LN), that operates Mode, a digital bank, wallet and payments platform, and Co-Founder and Non-Executive Director of Redwood Bank, a UK-based technology-driven SME commercial lender, and has more than 25 years of experience as an investor and Director of public and private companies globally. He has led many investments in Financial Services and FinTech companies, including being an early investor in ZOPA in 2005, and leading the post-crisis restructuring of Kauphting Bank Luxembourg, renamed Banque Havilland, and being the bank’s CEO between 2009 and 2013. Among public companies in which he has been involved are Jellyworks PLC, which was listed on LSE AIM in 1999 and sold eight months later to Shore Capital Plc.

Bobby Morovati is our Chief Financial Officer. Bobby is currently serving as the Chief Financial Officer of Williams Trading LLC. Prior to joining Williams, he was Accounting Manager at Pali Capital, a boutique derivatives and fixed income firm, where he worked as a key member of the finance and accounting team on all facets of the financial and operational components of the firm during its rapid growth and expansion phase. He began his career at Pershing in 1998 as a member of the Controller’s Group. He received his Bachelor of Science in Accounting from Rutgers University.

We believe that our management team’s operating expertise, transaction experience and relationships will provide us with a substantial number of attractive potential business combination targets.

Our Independent Directors

Betsy L. Battle, is one of our independent board members. She is Chief Investment Officer and Founding Partner of Lone Peak Partners and brings more than four decades of financial services and investment experience to Williams Rowland. Prior to founding Lone Peak in 2009, she was Director of Manager Selection and a member of the Management Committee at Soros Fund Management LLC, where, she managed multibillion dollar portfolios of external hedge funds for the Quantum group of funds and George Soros, and built the manager selection and due diligence processes as well as the multi-manager portfolio construction and monitoring methodologies. Prior to Soros, she held positions at Bankers Trust, Citicorp and JP Morgan, primarily as a manager in Global Sales and Trading. She currently serves on the Board of the University of North Carolina Kenan-Flagler Business School Foundation, the Board of Directors of the Breast Cancer Research Foundation, and the President’s Council of the Peconic Land Trust. Ms. Battle received a BA from the University of North Carolina at Chapel Hill in 1976.

Tomago Collins is one of our independent board members. He is Executive Vice President of Communications & Business Development, Kroenke Sports & Entertainment, where he works closely with ownership and senior leaders across a multibillion-dollar portfolio of Kroenke-owned global businesses on strategy, communications and development. He also serves on multiple public and private company and non-profit boards, including Four Seasons Hotels & Resorts and Republic Services Group, and was also a Board member of AutoNation from 2014-19. Mr. Collins also serves as a board member for the Global Down Syndrome Foundation. Mr. Collins is a graduate of Yale University.

William C. Kunkler is one of our independent board members. He has over 40 years of manufacturing and operating experience and is currently Executive Vice President of Operations for CC Industries, Inc. (CCI), a private equity firm focused on manufacturing companies and real estate investments, where he is responsible for general operating issues and investment decisions at each of CCI’s companies. He is also Vice President of Henry Crown and Company, the parent company of CCI. Prior to joining CCI in 1995, he was Executive Vice President for Marblehead Lime Company, a subsidiary of General Dynamics Corporation, and he began his career at USG Corp. as a project engineer. Mr. Kunkler has been a Director of NIBCO Inc., a manufacturer of valves and fittings based in Elkhart, Indiana, since 2004 and was a Director of Sears Holdings Corporation, a leading retailer of general merchandise, from 2009 to 2018. Mr. Kunkler received his Bachelor of Science degree in Mechanical Engineering from Yale University and his Master of Management degree from Kellogg Graduate School of Management, Northwestern University.

The past performance of our management team or that of our board of directors is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management’s performance as indicative of our future performance.

Affiliated Organizations

Williams Trading LLC. Williams Trading was founded in 1997 to create a world-class equities execution platform for institutional investors, including hedge funds, mutual funds, family offices and other asset managers. Today it has grown into a full-service financial services firm that provides not only state-of-the-art public equity trading solutions, but also private equity secondary market trading, investment banking and capital markets services, equity research, third party marketing and other institutional fund services. Among other innovations, Williams pioneered a team approach to trading, taking an experienced group of traders with diverse backgrounds, skill sets and relationships, and combining them with the industry’s most current trading technologies. Ultimately, Williams provides its clients — including many of the world’s most widely recognized and talented fund managers — an unsurpassed pool of trading expertise, which is often difficult to duplicate at scale for an individual fund manager. Williams Trading’s offerings in banking and capital markets, private equity secondary market trading, equity research, third party marketing and other services deliver that same level of best-in-class service to corporate issuers and institutional manager clients.

Mode Global Holdings PLC. From its inception, Mode’s vision has been to disrupt the current financial system and redefine the way that people use financial services. To date, Mode has launched a first-of-its-kind bitcoin app that allows users to access GBP, EUR and BTC accounts, and grow their digital assets, all in one place. Mode is now aiming to further develop its offering by building a next-gen ecosystem that connects consumers and businesses, and combines the best in payments, investment, loyalty and digital assets to offer a full suite of financial services. For businesses, Mode offers marketing, e-commerce and payments services for UK companies looking to attract, engage and retain high-value customers globally. Mode is an official partner of WeChat Pay and Alipay. Jonathan is also a Founder at Redwood Bank, a savings and loans bank that provides banking services to individuals and small businesses and was the first business-only Challenger Bank to receive a license from the Bank of England post the 2008 Global Financial crisis.

Our Target Selection Criteria

We believe the selection criteria for our initial business combination are designed to find the best private company candidates for public ownership:

1.	Public company readiness. The company must be ready to be a public company. This does not necessarily mean having a string of profitable quarters, but we believe the company must have in place the management team, corporate culture and basic business processes durable enough to withstand the scrutiny of public markets.

2.	Potentially dominant technology, service or market position. The company should have either a visionary new product aimed at a fast-growing market, a replacement product with overwhelming advantages that is designed to rapidly take market share from an entrenched competitor on a technical (not price) basis, or an established product that dominates its market and has a leading market share

3.	Enthusiastic customers who are willing to endorse the company and its products or capabilities to the company’s investors.

4.	Excellent employee core values, as defined by Stanford’s Jim Collins and Jerry Porras in their classic book “Built to Last”, with as many of the following core values as possible:

●	Smart, tough and hardworking people

●	Truthful, concise and non-political in communication, especially about bad news

●	Objective, logical, data-driven in decision making

●	Problem solvers who take responsibility for problems and solve them skillfully and quickly

●	Committed to their company — and vice versa, with all employees preferably being shareholders

●	Committed to each other; people who like being with their friends at work

5.	An excellent company culture

●	A learning culture that speaks and writes precisely and embraces new ideas

●	A quality culture that demands excellence in everything it does from its most challenging product to its memos

●	A confident, but not arrogant, can-do culture that is passionate about winning and delivering results

●	A culture that respects capital as judged by its conspicuous avoidance of extravagance and effective cost control programs

6.	An excellent management team that

●	Runs the company precisely with fully deployed, written quarterly objectives, goals and deliverables

●	Leads the company by example with an exemplary work ethic demonstrated by key executives who have put in their “10,000 hours of practice,” as described by Malcom Gladwell in the book “Outliers”

●	Displays impatience with delays in new products or important company initiatives

7.	A plan to grow rapidly by taking a dominant share of a growing medium sized market versus a small share of a huge market, as explained by Peter Thiel in his book “Zero to One.”

8.	Excellent gross margin, even at moderate product volumes — with the runway to dramatically reduce costs as competitors counterattack.

9.	A plan that allows the company, at least nominally, to meet street expectations — appropriately for either milestones or financials — for at least four quarters after becoming a public company.

Our Business Strategy

One of our business theses is that the time-proven IPO process imposes avoidable delays and costs on both new companies and investors. We believe the increase in SPAC IPO issuance and merger activity in 2020 validates a SPAC’s ability to address some of the problems with the IPO process.

Public technology investors today commonly discuss these issues surrounding a typical technology IPO scenario:

1.	Long delays in the IPO process. Fundamental investors find it difficult to own stock in companies during their pre-revenue and/or pre-profit phases and financial services, FinTech, and technology companies are typically required by the market to produce a string of revenue growth quarters with profit or near-profit before they are deemed ready to pursue an IPO. We may offer earlier access to financial services, FinTech, and technology companies that are reporting milestone achievements as opposed to revenue or profits, but we will also consider companies on the more traditional IPO track, with growing revenue on the path to profitability.

2.	No IPO stock allocation. Many public market investors say they cannot get an allocation of a new IPO unless they enjoy preferred-customer status with one of the IPO’s sponsoring investment banks. Our mission is to offer fundamental technology investors an opportunity to take an early position in an exceptional financial services, FinTech or technology company.

3.	IPO discount. We all have seen the share price of a new IPO jump significantly during the first few days of trading. This implied discount in the IPO price encourages early turnover of the IPO shares and forces fundamental technology investors to pay higher share prices in the aftermarket to accumulate a position.

4.	Committed Capital. SPACs can provide committed capital, thus preventing unpredictable market conditions from delaying or disrupting the process after investment of considerable time and expense.

Many companies face these issues in a typical IPO scenario:

1.	Late-stage public funding is expensive and hard to source. In the period just prior to profitability, an emerging company often needs large amounts of working capital for more capacity or to exploit an R&D breakthrough. Unfortunately, this cash need is often funded with significant dilution by venture capital or high-coupon debt. We intend to bring public investment in a private company earlier, without the gauntlet of the IPO process.

2.	Pre-IPO R&D stall. Prior to its IPO, a company is incentivized to hold down operating expense, including R&D expenses, to bolster its profitability. This may delay a second-product introduction and other investments that put the company at a disadvantage relative to its more mature competitors for a period of a year or more; i.e., for the time needed to create the string of profitable quarters often mandated by the IPO market.

3.	Low corporate visibility. Privately held companies can certainly become prominent in the era of the unicorn, but we believe there is nothing like open debate in the market over a company’s prospects to make the public — not to mention prospective customers and business partners — aware of an important new company.

The use of SPACs to effect a public offering at an earlier stage of development can bring on potential new problems caused by the accelerated entry of immature companies into public markets. For our target candidate, we intend to address the following common problems and mitigate them to the best of our ability.

1.	Incomplete or inaccurate financial reports may lead to bad internal business decisions and sometimes even re-statements. We will work to install Sarbanes-Oxley-compatible internal control processes and systems in our target companies as early as possible if not already done so.

2.	Revenue over-forecasting. The use of third-party sales funnel software is now common, but we have observed that poor quality control of the funnel data input, and the use of simplistic algorithms to create revenue estimates from sales funnel data often lead to inflated revenue predictions. We understand these problems and have available systems to help address them.

3.	Strong Risk and Governance Controls. Risk and Governance are at the forefront of every financial regulator in the world today. Our management team has significant experience implementing and operating businesses with robust risk-based controls and strong governance procedures. We prioritize strong risk and governance controls as a key area of review, if not already implemented.

4.	Poor product quality. Quality should be a way of life in all corporate activities, not just a mathematical system to measure and eliminate product defects. For example, we view strong Sarbanes-Oxley compliance and practices as financial quality-assurance systems. Our management team has worked personally for years on developing and overseeing strong corporate-level quality systems and quality culture development.

5.	Inadequate planning often shows up in disappointing public reports, for example, as late new product launches, long product lead times, quarterly revenue misses and unanticipated competitor success. We often see immature companies plan poorly or even do no planning in some disciplines. While we certainly cannot promise to fix the list of maladies above, we can share excellent planning tools in multiple disciplines with our target companies.

We expect to leverage the full resources of our management team to help optimize business strategies, drive operational improvements and cultivate managerial talent on behalf of our initial business combination.

Our Business Process

The mission of the Williams Rowland Acquisition Corp. is to provide fundamental public investors with early access to an attractive financial services business, asset management, FinTech or supporting technology, via a SPAC investment. After our top-few target companies are identified, we will analyze their business processes, systems, and disciplines relative to what we believe is required for stable and predictable performance. Then, if the target desires to combine, we will offer our help, as well as the help of our portfolio companies that have agreed to share their best practices.

Finally, we will offer our target company consulting support from our internal and external experts. Given that strategy, some of our key directors may remain on the board of the combined company.

Although we have not selected any business combination target, we are not prohibited from pursuing an initial business combination with a company that is affiliated with one or more of our officers or directors. In the event we seek to complete our initial business combination with an affiliated company, we, or a committee of our independent directors, will obtain outside opinions to assess the fairness of the combination from an independent investment banking firm that is a member of FINRA or an independent accounting firm that commonly renders valuation opinions to ensure that our initial business combination is fair to our shareholders prior to their vote on our initial business combination.

Members of our management team directly or indirectly own our common stock and may also own our private placement warrants. This may also lead to individual conflicts of interest when we determine whether a particular target business is appropriate for our initial business combination or when we choose directors for the combined company. Any conflicts will be disclosed to shareholders prior to their vote on the initial business combination.

Our Investment Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will focus on these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet one or more these criteria and guidelines.

●	Companies that operate in financial services, FinTech or technology that are ripe for technological disruption or are currently undergoing fundamental transformations. We plan to identify companies that are in the process of or have significant potential to replace a current solution or process with a more automated method. We will seek to acquire a business that is witnessing at least one or more trends, mentioned above.

●	Companies with an attractive and defensible competitive position. We will target companies with defensible market positions that we believe offer long-term competitive advantages. These could include proprietary technology, a leading product suite, strong market share or actionable path to gain significant market share or creative use of existing technology that we believe is enduring and unique.

●	Compelling growth prospects. We view growth as an important driver of value and will seek companies whose growth potential can generate meaningful upside through both organic growth and meaningful opportunity for add-on acquisitions.

●	Preference for business models with contractually recurring revenue. We may focus on companies with subscription-based or otherwise recurring revenues under multi-year contracts.

●	High gross margins and significant operating leverage. We will seek to invest in companies that we believe possess not only proven business models and sustainable competitive advantages, but also inherently profitable unit economics that will yield significant economies of scale and expanding profit margins with continued growth.

●	Low customer churn and compelling customer acquisition cost relative to lifetime customer value. We believe the best opportunities will be companies, which have demonstrated the ability to win new customers cost effectively and retain them for long periods of time, generating a compelling return on investments in sales and marketing.

●	Strong management teams. We will spend significant time assessing a company’s leadership and evaluating what we can do to augment and/or upgrade the team over time if needed. We have deep experience partnering with motivated, capable management teams and helps us identify a quality target management team.

●	Accretive use of proceeds. We will seek investment opportunities where our capital will help fund growth, not just provide shareholder liquidity. We believe it is important that our transaction will help create shareholder value by funding the development of new products, increasing investment in sales and marketing or capacity expansion.

●	Appropriate valuations. We will seek to be a disciplined and valuation-centric investor that will invest on terms that we believe will provide significant upside potential, while limiting downside risk.

●	Benefit from being a public company. We intend to pursue a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly-traded company, including potential for value-expanding acquisitions and greater branding in the marketplace.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we find an opportunity that has characteristics more compelling to us than the characteristics described above, we would pursue such opportunity.

Our Acquisition Process

Our sponsor believes that conducting comprehensive due diligence on prospective investments is particularly important within the financial services and FinTech and technology industries. In evaluating a prospective initial business combination, we expect to conduct a thorough diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, financial analyses and technology reviews, as well as a review of other information made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, our officers, or our directors, subject to certain approvals and consents. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to us from a financial point of view.

Members of our management team directly or indirectly own our securities and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We currently do not have any specific targets for an initial business combination selected. None of our officers and directors, nor has anyone on their behalf contacted or had any discussions with possible target businesses in which they directly or indirectly proposed or encouraged a potential target to consider a possible combination with us. We have not (nor has anyone on our behalf) contacted any prospective target business or had any discussions, formal or otherwise, with respect to a business combination transaction with any prospective target business.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination.

Our sponsor and our officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months after the closing of our IPO, as such may be extended by stockholder approval.

Initial Business Combination

NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target.

In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing our initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity, which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our sponsor and our officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months after the closing of our IPO, as such may be extended by stockholder approval.

Corporate Information

Our executive offices are located at 450 Post Road East, Suite 120, Westport, CT 06880 and our telephone number is (203) 353-7600. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equal or exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Financial Position

With funds available for an initial business combination initially in the amount of $226,550,000 (assuming no redemptions before non-reimbursable fees and expenses associated with our initial business combination but after payment of $8,050,000 of deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds from our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds from the IPO and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Form 10-K and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm hat is a member of FINRA or a qualified independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in the section of this Form 10-K entitled “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the NYSE’s 80% of net assets test. There is no basis for investors in to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under NYSE rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, Our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to the founder shares held by our sponsor, officers and directors, we would need only 1,437,501, or approximately 6.3%, of the 23,000,000 public shares sold in the IPO and the over-allotment to be voted in favor of an initial business combination (assuming only a quorum is present at the meeting) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 18 months from the closing of the IPO.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of the IPO to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

Our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months from the closing of the IPO. However, if our sponsor, our officers or directors have acquired public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,200,000 (or $600,000 if the over-allotment option is exercised in full) of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. We are not aware of any product or service providers who have not or will not provide such waiver other than the underwriters of the IPO and our independent registered public accounting firm.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, if any, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the IPO may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the IPO, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 18 months from the closing of the IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes, if any, and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 18 months from the closing of the IPO, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Facilities

Our executive offices are located 450 Post Road East, Westport, CT 06880 and our telephone number is (203) 353-8610. Our executive offices are provided to us by our sponsor. Commencing on the date of our IPO, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located 450 Post Road East, Westport, CT 06880 and our telephone number is (203) 353-8610. Our executive offices are provided to us by our sponsor. Commencing on the date of our IPO, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The New York Stock Exchange, under the symbol “WRAC.U” on July 27, 2021. The shares of common stock and warrants comprising the units began separate trading on the NYSE on September 16, 2021, under the symbols “WRAC” and “WRAC.W”, respectively.

Holders of Record

As of December 31, 2021, there were 28,750,000 of our shares of common stock issued and outstanding held by one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Williams Rowland Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation on March 10, 2021. We were incorporated for the purpose of effecting a Business Combination.

As of December 31, 2021, we have not yet commenced operations. All activity for the period from March 10, 2021 (inception) through December 31, 2021 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds held in the Trust Account. We have selected December 31 as our fiscal year end.

Our Sponsors are Williams Rowland Sponsor LLC, a Delaware limited liability company and Wrac, Ltd, a Guernsey company. The registration statement for our Initial Public Offering was declared effective on July 26, 2021. On July 29, 2021, we consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the shares of Common Stock included in the Units offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200 million. On August 5, 2021, the underwriter fully exercised its option and purchased 3,000,000 additional Units, generating gross proceeds of $30 million (the “Over-Allotment”).

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

Transaction costs of the IPO and subsequent Over-Allotment exercise amounted to $16,074,841, comprised of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, $2,772,169 of fair value of shares transferred to Anchor Investors, and $652,672 of other offering costs.

Upon the closing of the Initial Public Offering and the Private Placement on July 29, 2021, and the Over-Allotment and Second Private Placement on August 5, 2021, approximately $234.6 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and the Private Placement was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”)having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or January 29, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), our obligation under requirements of applicable law.

Liquidity and Going Concern

As of December 31, 2021, we had $613,068 in our operating bank account and working capital of $309,265.

Our liquidity needs up to December 31, 2021 had been satisfied through a capital contribution from the Sponsors of $25,000 (see Notes to the Financial Statements) for the founder shares and the loan under an unsecured promissory note.

We anticipate that the $613,068 outside of the Trust Account as of December 31, 2021, might not be sufficient to allow us to operate until January 29, 2023, the Combination Period, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, we executed a promissory note to the Sponsors for an amount of $500,000 (the “Promissory Note”). The Promissory Note is not interest bearing and is repayable at the earlier of the date of when we consummate a Business Combination with another entity, the date on which we determine to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock. As of December 31, 2021, we had borrowed $125,000 under the Promissory Note, which remained outstanding.

We can raise additional capital through Working Capital Loans from the initial stockholders, our officers, directors, or their respective affiliates, or through loans from third parties. None of the Sponsors, officers or directors are under any obligation, except as described above, to advance funds to, or to invest in, us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

We have until January 29, 2023 to consummate a Business Combination. It is uncertain that we will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity condition, mandatory liquidation, and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after January 29, 2023.

Results of Operations

All of our activity from March 10, 2021 (inception) through December 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the period from March 10, 2021 (inception) through December 31, 2021, we had a loss of $707,333, which consisted solely of formation and operating costs of $753,959, offset by trust interest income of $46,626.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Offering costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting, fair value of founder shares transferred to Anchor Investors, and other costs incurred through the balance sheet date that are related to the IPO. Offering costs amounted to $16,074,841, for the Initial Public Offering and subsequent over-allotment. Total amount of Offering costs is allocated between redeemable shares and Public Warrants based on their relative fair values.

Net Loss Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per share of common stock is computed by dividing the pro rata net loss between the shares of redeemable common stock and the shares of non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company deferred application of ASU 2020-06 and is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to:

●	Failure to properly evaluate and account for complex financial instruments, including classification of common stock subject to possible redemption, recognition of the overallotment liability on the IPO date, evaluation of the accounting for a convertible promissory note, evaluation of fair value of shares issued to Anchor Investors and proper classification of amounts owing to related parties.

●	Failure to accrue Connecticut Capital tax and NYSE listing and annual fees in an appropriate and timely manner, overstatement of previously recorded amounts for Delaware Franchise tax, and FINRA fees, which necessitated the restatement of our September 30, 3021 Quarterly Report on Form 10-Q. Such restatement is included in the Note on Restatement of Previously Issued Financial Statements in this Annual Report on Form 10-K.

These matters constitute material weaknesses in our internal control over financial reporting. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors are as follows:

Name	Age	Position
David “Tiger” Williams	59	Co-Chief Executive Officer and Director
Jonathan David Rowland	46	Co-Chief Executive Officer and Director
Bobby Morovati	49	Chief Financial Officer
Betsy L. Battle	67	Independent Director
Tomago Collins	49	Independent Director
William C. Kunkler	64	Independent Director

David “Tiger” Williams is our Co-Founder and Co-Chief Executive Officer. Tiger is the Founder and Managing Member of Williams Trading LLC. Prior to founding Williams Trading, Tiger was an Associate Director at Tiger Management where he was responsible for trading the domestic equity portfolio from 1993 through 1997. Tiger began his career on Wall Street in 1987 as a member of the Principal Training Program at E. F. Hutton. In 1989, he joined First Boston as an Associate and Generalist Equity Sales Trader. In 1990, Tiger joined Needham and Co. as a Vice President and in 1991 moved to Donaldson Lufkin and Jenrette, also as a Vice President. Tiger received his Bachelor of Arts degree in Economics and Political Science at Yale University in 1984 and his Master’s in Business Administration from the Stern School of Business at New York University in 1989.

We believe that Tiger’s extensive experience in the financial services and investment industries make him well qualified to serve as a member of our board.

Jonathan David Rowland is our Co-Founder and Co-Chief Executive Officer. A banker and entrepreneur since the mid-1990’s, he is currently Founder and Executive Chairman of Mode Global Holdings (MODE.LN), that operates Mode, a digital bank, wallet and payments platform, and Co-Founder and Non-Executive Director of Redwood Bank, a UK-based technology-driven SME commercial lender, and has more than 25 years of experience as an investor and Director of public and private companies globally. He has led many investments in Financial Services and FinTech companies, including being an early investment in ZOPA in 2005, and leading the post-crisis restructuring of Kauphting Bank Luxembourg, renamed Banque Havilland, and being the bank’s CEO between 2009 and 2013. Among public companies in which he has been involved are Jellyworks PLC, which was listed on LSE AIM in 1999 and sold eight months later to Shore Capital Plc.

We believe Jonathan’s extensive financial services experience makes him well qualified to serve on our board.

Bobby Morovati is our Chief Financial Officer. Bobby is currently serving as the Chief Financial Officer of Williams Trading LLC. Prior to joining Williams, he was Accounting Manager at Pali Capital, a boutique derivatives and fixed income firm, where he worked as a key member of the finance and accounting team on all facets of the financial and operational components of the firm during its rapid growth and expansion phase. He began his career at Pershing in 1998 as a member of the Controller’s Group. He received his Bachelor of Science in Accounting from Rutgers University.

We believe that our management team’s operating expertise, transaction experience and relationships will provide us with a substantial number of attractive potential business combination targets.

Our Independent Directors

Betsy L. Battle is one of our independent board members. She is Chief Investment Officer and Founding Partner of Lone Peak Partners and brings more than four decades of financial services and investment experience to Williams Rowland. Prior to founding Lone Peak in 2009, she was Director of Manager Selection and a member of the Management Committee at Soros Fund Management LLC, where, she managed multibillion dollar portfolios of external hedge funds for the Quantum group of funds and George Soros, and built the manager selection and due diligence processes as well as the multi-manager portfolio construction and monitoring methodologies. Prior to Soros, she held positions at Bankers Trust, Citicorp and JP Morgan, primarily as a manager in Global Sales and Trading. She currently serves on the Board of the University of North Carolina Kenan-Flagler Business School Foundation, the Board of Directors of the Breast Cancer Research Foundation, and the President’s Council of the Peconic Land Trust. Ms. Battle received a BA from the University of North Carolina at Chapel Hill in 1976.

We believe Betsy’s extensive financial services and investment experience make her well qualified to serve on our board.

Tomago Collins is one of our independent board members. He is Executive Vice President of Communications & Business Development, Kroenke Sports & Entertainment, where he works closely with ownership and senior leaders across a multibillion-dollar portfolio of Kroenke-owned global businesses on strategy, communications and development. He also serves on multiple public and private company and non-profit boards, including Four Seasons Hotels & Resorts and Republic Services Group, and was also a Board member of AutoNation from 2014-19. Mr. Collins also serves as a board member for the Global Down Syndrome Foundation. Mr. Collins is a graduate of Yale University.

We believe Tomago’s business experience and extensive experience as a public company director make him well qualified to serve on our board.

William C. Kunkler is one of our independent board members. He has over 40 years of manufacturing and operating experience and is currently Executive Vice President of Operations for CC Industries, Inc. (CCI), a private equity firm focused on manufacturing companies and real estate investments, where he is responsible for general operating issues and investment decisions at each of CCI’s companies. He is also Vice President of Henry Crown and Company, the parent company of CCI. Prior to joining CCI in 1995, he was Executive Vice President for Marblehead Lime Company, a subsidiary of General Dynamics Corporation, and he began his career at USG Corp. as a project engineer. Mr. Kunkler has been a Director of NIBCO Inc., a manufacturer of valves and fittings based in Elkhart, Indiana, since 2004 and was a Director of Sears Holdings Corporation, a leading retailer of general merchandise, from 2009 to 2018. Mr. Kunkler received his Bachelor of Science degree in Mechanical Engineering from Yale University and his Master of Management degree from Kellogg Graduate School of Management, Northwestern University.

We believe that William’s business experience make him well qualified to serve on our board.

The past performance of our management team or that of our board of directors is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management’s performance as indicative of our future performance.

Number and Terms of Office of Officers and Directors

We have five directors. Each member of our board of directors will be elected at our annual meetings. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a Chief Financial Officer, a Secretary and such other officers (including, without limitation, a Chairman of the Board, Presidents, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent within the first year following the IPO. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Betsy L. Battle, Tomago Collins and William C. Kunkler, are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on the date of our IPO, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No other compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors will have three standing committees: an audit committee, a compensation committee and a nominating committee. NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Betsy L. Battle, William C. Kunkler and Tomago Collins, serve as members of our audit committee, and Betsy L. Battle chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Kunkler, Mr. Collins and Ms. Battle meet the independent director standard under the NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Betsy L. Battle qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Betsy L. Battle, Tomago Collins and William C. Kunkler serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Ms. Battle, Mr. Collins and Mr. Kunkler are independent, and William C. Kunkler chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Betsy L. Battle, Tomago Collins and William C. Kunkler, each of whom is an independent director under the NYSE’s listing standards. Tomago Collins chairs the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our audit, compensation and nominating committee charters as exhibits to the registration statement on Form S-1 filed in connection with out IPO. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. They can also be accessed via our website at www.williamsrowland.com. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our sponsor and our officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months after the closing of the IPO, as such may be extended by stockholder approval.

Investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination, have agreed to waive their redemption rights with respect to their founder shares in such situation. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to consummate our initial business combination within 18 months after the closing of the IPO, although they will be entitled to such liquidating distributions with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Permitted transferees of the founder shares would be subject to the same restrictions.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors and currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
David Williams	Williams Trading	Financial Services	Chief Executive Officer and Owner
Jonathan Rowland	Mode Global Holdings PLC	Financial Services	Executive Chairman; Directors
	Redwood Bank Ltd	Bank	Director
	Redwood Financial Partners Ltd	Bank Holding Company	Director
	Mode Global Ltd	Financial Services	Director
	Fibermode Ltd	Financial Services	Director
	JGOO Ltd	Financial Services	Director
	Fibere Ltd	Financial Services	Director
	Anglo Gulf Trade Bank Ltd.	Trade Finance	Director

Bobby Morovati	Williams Trading	Financial Services	Chief Financial Officer

Betsy Battle	Lone Peak Partners Management L.P.	Investment Advisory	Founder and Chief Investment Officer

Tomago Collins	Kroenke Sports and Entertainment	Entertainment	Executive Vice President
	Republic Services Group	Waste Management	Director
	Four Seasons Hotels and Resorts	Hospitality	Director

William C. Kunkler III	CC Industries, Inc.	Holding and Management Company	Executive Vice President of Operations
	Henry Crown and Company	Diversified Investment Company	Vice President
	AMR, Inc.	Food Processing Equipment Manufacturer	Director
	Duroc LLC	Agricultural Equipment Manufacturer	Directors
	Grinder Export Sales, Inc.	Food Processing Equipment Manufacturer	Director
	Hoegger Food Technology, Inc.	Food Processing Equipment Manufacturer	Director
	NIBCO Inc.	Manufacturer of plumbing fittings and supports	Director
	Montclair Capital Investments LLC	Investment Vehicle	Director
	Montclair Properties LLC	Investment Vehicle	Director
	Provisur Export Sales, Inc.	Food Processing Equipment Manufacturer	Director
	Provisur Technologies, Inc.	Food Processing Equipment Manufacturer	Director

Accordingly, if any of the above executive officers or directors or becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, Our sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation will provide that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 30, 2022 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 30, 2022, we had 28,750,000 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 30, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
David “Tiger” Williams	2,647,500	9.21
Jonathan David Rowland	2,647,500	9.21
Bobby Morovati	20,000	*
Betsy L. Battle	20,000	*
Tomago Collins	20,000	*
William C. Kunkler	20,000	*
All directors and executive officers as a group (6 individuals)	5,375,000	18.70%

Holders of 5% of more of our Common Stock (1)
Williams Rowland Sponsor LLC	2,647,500	9.21
WRAC, Ltd	2,647,500	9.21
Saba Capital Management, LP (2)	2,021,001	7.03
D. E. Shaw Valence Portfolios, L.L.C (3)	2,105,000	7.32
Shaolin Capital Management LLC (4)	1,979,677	6.89
Highbridge Capital Management (5)	2,030,465	7.06

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Williams Rowland Acquisition Corp., 450 Post Road East, Westport, CT 06880.
(2)	Based on a Schedule 13G filed with the SEC on August 9, 2021. The address for the reporting person is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036
(3)	Based on a Schedule 13G filed with the SEC on February 16, 2022. The address of the reporting person is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(3)	Based on a Schedule 13G filed with the SEC on February 14, 2022.
(4)	Based on a Schedule 13G filed with the SEC on February 11, 2022. The address of the reporting person is 7610 NE 4th Court, Suite 104 Miami FL 33138
(5)	Based on a Schedule 13G filed with the SEC on February 9, 2022. The address of the reporting person is 277 Park Avenue, 23rd Floor, New York, New York 10172.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April, 2021, we issued an aggregate of 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO. Prior to the IPO, an aggregate of 375,000 founder shares were purchased by three Anchor Investors for nominal consideration. These shares are subject to forfeiture back to our sponsor to the extent the Anchor Investor did not purchase 9.9% of the units being sold in this offering, without regard to the units sold in the over-allotment option. Subsequent to the closing of the IPO, the two sponsors each transferred 10,000 founders to each of the three independent directors and the chief financial officer. The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

In connection with the closing of the IPO, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

The Sponsors agreed to loan the Company up to $600,000 to be used for a portion of the expenses of the Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of August 31, 2021, or the closing of the Public Offering. On September 7, 2021 the Company executed a Promissory Note to the Sponsor for an amount of $500,000. The Note is not interest bearing and is repayable at the earlier of the date of when the Company consummates a business combination with another entity, date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsor, in lieu of cash payment of the principal, the Sponsor may receive warrants to purchase Common Stock of the Company at a per share exercise price of $11.50 per share. The Conversion Warrants are identical to the warrants issued by the Company to the Sponsor in a private placement in connection with the Company’s initial public offering.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On September 7, 2021, we entered into a promissory note to borrow up to $500,000 from our Sponsor. This loan is convertible at the option of the lender into warrants at the rate of one warrant for each $1.00 outstanding. Through December 31, 2021, $125,000 had been borrowed under such promissory note and remained outstanding.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. The code of ethics that we adopted is available on our website at www.williamsrowland.com.

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. The audit committee charter is available on our website at www.williamsrowland.com

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During  the period from March 10, 2021 (inception) through December 31, 2021, the firm of Marcum LLP, has acted as our principal independent registered public accounting firm.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the period from March 10, 2021 (inception) through December 31, 2021 totaled $121,613. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards for the period from March 10, 2021 (inception) through December 31, 2021.

Tax Fees. We incurred fees of $8,050 Marcum LLP for tax compliance for the period from March 10, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum LLP for other services for the period from March 10, 2021 (inception) through December 31, 2021.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2021, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents
(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 26, 2021, by and between Registrant and Oppenheimer & Co, as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021)
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 25, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 25, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 25, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 25, 2021)
4.4	Warrant Agreement, dated July 26, 2021 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021
10.1	Letter Agreement, dated July 26, 2021, among the Registrant and its officers, directors and initial stockholders, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021)
10.2	Investment Management Trust Agreement, dated July 26, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021)
10.3	Registration Rights Agreement, dated July 26, 2021, among the Registrant and certain stockholders of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021)
10.4	Administrative Services Agreement, dated July 26, 2021, by and between the Registrant and OPY Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021)
10.5	Indemnity Agreement, dated July 26, 2021, among the Registrant and each of the officers and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021)
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

Item 16 Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS ROWLAND ACQUISITION CORP.

Dated: April 21, 2022	By:	/s/ David B. Williams
	Name:	David B. Williams
	Title:	Co- Chief Executive Officer

Dated: April 21, 2022	WILLIAMS ROWLAND ACQUISITION CORP.

	By:	/s/ Jonathan D. Rowland
	Name:	Jonathan D. Rowland
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David B. Williams	Co-Chief Executive Officer	April 21, 2022
David B. Williams	(Co-Principal Executive Officer)

/s/ Jonathan D. Rowland	Co-Chief Executive Officer	April 21, 2022
Jonathan D. Rowland	(Co-Principal Executive Officer)

/s/ Bobby Morovati	Chief Financial Officer
Bobby Morovati	(Principal Financial and Accounting Officer)	April 21, 2022

/s/ Betsy Battle
Betsy Battle	Director	April 21, 2022

/s/ Tomago Collins
Tomago Collins	Director	April 21, 2022

/s/ William Kunkler
William Kunkler	Director	April 21, 2022

WILLIAMS ROWLAND ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Williams Rowland Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Williams Rowland Acquisition Corp. (the “Company”) as of December 31, 2021 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from March 10, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 10, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. If the Company is unable to complete a Business Combination by January 29, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Philadelphia, PA

April 21, 2022

WILLIAMS ROWLAND ACQUISITION CORP.

BALANCE SHEET

December 31, 2021
Assets
Current Assets:
Cash	$613,068
Prepaid expenses	372,059
Total current assets	985,127

Prepaid expenses - non-current portion	209,104
Investment held in Trust Account	234,646,626
Total Assets	$235,840,857

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$550,862
Promissory note - related party	125,000
Total Current Liabilities	675,862

Deferred underwriters’ discount	8,050,000
Total Liabilities	8,725,862

Commitments and Contingencies

Common stock subject to redemption, 23,000,000 shares at redemption value of $10.20	234,600,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	575
Additional paid-in capital	-
Accumulated deficit	(7,485,580)
Total Stockholders’ Deficit	(7,485,005)

Total Liabilities and Stockholders’ Deficit	$235,840,857

The accompanying notes are an integral part of these financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$753,959
Loss from operations	(753,959)

Other income:
Trust interest income	46,626
Total other income	46,626

Net loss	$(707,333)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	22,865,385
Basic and diluted net loss per share	$(0.03)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,376,263
Basic and diluted net loss per share	$(0.03)

The accompanying notes are an integral part of these financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 10, 2021 (inception)	-	$-	$-	$-	$-
Common stock issued to Sponsor	5,750,000	575	24,425	-	25,000
Fair value of 11,500,000 Public Warrants, net of allocated offering costs	-	-	10,806,744	-	10,806,744
Proceeds of 11,100,000 Private Placement Warrants	-	-	11,100,000	-	11,100,000
Fair value of Founder Shares transferred to Anchor Investors	-	-	2,772,169	-	2,772,169
Remeasurement of redeemable common stock	-	-	(24,703,338)	(6,778,247)	(31,481,585)
Net loss	-	-	-	(707,333)	(707,333)
Balance as of December 31, 2021	5,750,000	$575	$-	$(7,485,580)	$(7,485,005)

The accompanying notes are an integral part of these financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(707,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(46,626)
Changes in current assets and liabilities:
Prepaid expenses	(581,163)
Accrued payable and expenses	550,862
Net cash used in operating activities	(784,260)

Cash flows from investing activities:
Investment of cash in Trust Account	(234,600,000)
Net cash used in investing activities	(234,600,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discount	225,400,000
Proceeds from issuance of Private Placement Warrants	11,100,000
Proceeds from sale of founder shares to initial stockholders	25,000
Proceeds from issuance of promissory note to related party	225,000
Repayment of promissory note to related party	(100,000)
Payment of offering costs	(652,672)
Net cash provided by financing activities	235,997,328

Net change in cash	613,068
Cash, beginning of the period	-
Cash, end of the period	$613,068

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ discount	$8,050,000
Remeasurement of common stock subject to possible redemption to fair value	$31,481,585

The accompanying notes are an integral part of these financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through December 31, 2021 relates to the Company’s formation and operation and the Initial Public Offering (“IPO” or “Public Offering”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash, the Trust Account (as defined below) and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsors are Williams Rowland Sponsor LLC, a Delaware limited liability company and WRAC Ltd (collectively, the “Sponsors”). The registration statement for the Company’s initial public offering was declared effective on July 26, 2021 (the “Effective Date”). On July 29, 2021, the Company consummated the initial public offering (the “Public Offering” or “IPO”) of 20,000,000 units (the “Units”), at $10.00 per unit, generating gross proceeds of $200,000,000 (see Note 4). The underwriters exercised their full over-allotment option to purchase an additional 3,000,000 Units on August 5, 2021.

Simultaneously with the closing of the IPO, the Company consummated the sale of 9,900,000 warrants to the Sponsor (the “Private Placement Warrant(s)”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,900,000 (see Note 5). Each Private Placement Warrant is exercisable to purchase one share of Common stock at $11.50 per share. The Sponsor purchased an additional 1,200,000 Private Placement Warrants as a result of the underwriters’ exercise of their full over-allotment option on August 5, 2021.

Transaction costs of the IPO and subsequent over-allotment exercise amounted to $16,074,841, comprised of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, fair value of founder shares transferred to Anchor Investors of $2,772,179 (as defined in Note 6) over par, and $652,672 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on July 29, 2021, and the subsequent full exercise of the underwriters’ over-allotment option on August 5, 2021, $236,500,000 (comprised of $205,900,000 from the IPO and $30,600,000 from the over-allotment) from the net proceeds of the sale of the Units, including a portion of the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee. Of this amount, $1,900,000 was deposited into the Company’s Operating Bank account on July 30, 2021, leaving $234,600,000 ($10.20 per Unit) in the Trust Account. These funds are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of the public shares to seek redemption in connection with the initial Business Combination or the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public stockholders.

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

The shares of common stock subject to redemption are recorded at redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 18 months from the closing of the Public Offering, or January 29, 2023 (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2021, the Company had $613,068 in its operating bank account and working capital of $309,265.

The Company’s liquidity needs up to December 31, 2021, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory notes, from the Sponsors, initially of up to $600,000 to cover expenses related to the Initial Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of December 31, 2021.

The Company anticipates that the $613,068 outside of the Trust Account as of December 31, 2021, might not be sufficient to allow the Company to operate until January 29, 2023, the Combination Period, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, the Company executed a promissory note to the Sponsors for an amount of $500,000 (the “Promissory Note”). The Promissory Note is not interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock of the Company. As of December 31, 2021, the Company had borrowed $125,000 under the Promissory Note, which remained outstanding.

The Company can raise additional capital through Working Capital Loans from the initial stockholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 6), or through loans from third parties. None of the Sponsors, officers or directors are under any obligation, except as described above, to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

The Company has until January 29, 2023 or 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that it will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity condition, mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after January 29, 2023.

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

Note 2 – Restatement of Previously Issued Financial Statements

During the fourth quarter ended December 31, 2021, the Management of the Company determined that that the following items and matters were not accounted for in an appropriate and timely manner in the financial statements included in the Company’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2021 and the period from March 10, 2021 (inception) through September 30, 2021:

●	Expense and liability for Connecticut capital tax

●	NYSE initial and annual listing fees for 2021

●	Inappropriate classification of FINRA fee credit

●	Overstatement of Delaware Franchise Tax expense and liability

●	Failure account for fair value of Founder shares transferred to Anchor Investors

●	Failure to perform equity allocations as of the date of IPO, including recording appropriate amounts for public warrants as part of permanent equity and allocation of offering costs between components of temporary and permanent equity (public warrant and redeemable shares) and resulting changes in accretion attributable to redeemable shares and accumulated deficit

In accordance with the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the errors and has determined that the related impact was material to its previously presented financial statements. Therefore, the Company, in consultation with the Audit Committee of its Board of Directors, concluded that its previously issued and impacted financial statements should be restated to appropriately record the Connecticut Capital tax, NYSE Listing Fees, Delaware Franchise tax and FINRA fees.

The impact of the restatement adjustments for balance sheet as of September 30, 2021, and statements of operations for three months ended September 30, 2021, and statements of operations, cash flows and changes in stockholders’ deficit for the period from March 10, 2021 (inception) through September 30, 2021 is a follows:

	As Previously Reported	Adjustment	As Adjusted
Condensed Unaudited Balance Sheet as of September 30, 2021
Accounts payable and accrued expenses	$195,003	$254,663	$449,666
Total current liabilities	$220,003	$254,663	$474,666
Total liabilities	$8,270,003	$254,663	$8,524,666
Accumulated deficit	$(6,988,619)	$(254,663)	$(7,243,282)
Total stockholders’ deficit	$(6,988,044)	$(254,663)	$(7,242,707)

	As Previously Reported	Adjustment	As Adjusted
Condensed Unaudited Statements of Operation
For the three months ended September 30, 2021
Formation and operating costs	$288,210	$101,615	$389,825
Net loss	$(274,701)	$(101,615)	$(376,316)
Basic and diluted net loss per share attributable to common stock subject to redemption	$(0.01)	$0.00	$(0.01)
Basic and diluted net loss per share attributable to non-redeemable common stock	$(0.01)	$0.00	$(0.01)

For the period from March 10, 2021 (inception) through September 30, 2021
Formation and operating costs	$288,881	$169,663	$458,544
Net loss	$(275,372)	$(169,663)	$(445,035)
Basic and diluted net loss per share attributable to common stock subject to redemption	$(0.01)	$(0.01)	$(0.02)
Basic and diluted net loss per share attributable to non-redeemable common stock	$(0.01)	$(0.01)	$(0.02)

	As Previously Reported	Adjustment	As Adjusted
Condensed Unaudited Statement of Cash Flows for the period from March 10, 2021 (inception) through September 30, 2021
Net loss	$(275,372)	$(169,663)	$(445,035)
Changes in current assets and current liabilities:
Accounts payable	$195,003	$169,663	$364,666

	As Previously Reported	Adjustment	As Adjusted
Condensed Statement of Changes in Stockholders’ Deficit for the period from March 10, 2021 (inception) through September 30, 2021
Fair value of 11,500,000 Public Warrants, net of allocated offering costs	$-	$10,806,744	$10,806,744
Fair value of Founder Shares transferred to Anchor Investors	$-	$2,772,169	$2,772,169
Portion of private placement to overfund trust	$(4,600,000)	$4,600,000	$-
Remeasurement of redeemable common stock	$(13,237,672)	$(18,243,913)	$(31,481,585)

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented and prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $613,068 in cash and no cash equivalents as of December 31, 2021.

Investment Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the period ended December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred that are related to the IPO. Offering costs amounted to $16,074,841, for the costs related IPO and subsequent over-allotment, as well as fair value of founder shares transferred to Anchor Investors. Total amount of offering costs is allocated between redeemable shares and Public Warrants based on their relative fair values.

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

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

As of December 31, 2021, the common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds from IPO	$230,000,000
Less:
Issuance costs related to redeemable common stock	(15,262,797)
Proceeds allocated to Public Warrants	(11,618,788)
Plus:
Remeasurement of common stock to redemption value	31,481,585
Common stock subject to possible redemption	$234,600,000

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of common stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net loss per share of common stock is computed by dividing the pro rata net loss between the shares of redeemable common stock and the shares of non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

For the Period From March 10, 2021 (inception) through December 31, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to Common stock subject to possible redemption	$(572,681)
Denominator:
Weighted Average Redeemable Common stock, Basic and Diluted	22,865,385
Basic and Diluted net loss per share, Redeemable Common stock	$(0.03)

Non-Redeemable Common stock
Numerator:
Net loss allocable to Common stock not subject to redemption	$(134,652)
Denominator:
Weighted Average Non-Redeemable Common stock, Basic and Diluted	5,376,263
Basic and diluted net loss per share, Common stock	$(0.03)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company deferred adoption of ASU 2020-06 and is currently assessing the impact, if any, it would have on its financial position, results of operations or cash flows.

Note 4 - Initial Public Offering

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

Note 5 - Private Placement

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

Note 6 - Related Party Transactions

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

On June 26, 2021, the Sponsor transferred 40,000 of Founder Shares to three of the Company’s directors and the Chief Financial Office (“CFO”) in recognition of and compensation for their future services to the Company. The assignment of the Founder Shares to the Company’s directors and CFO is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 40,000 Founder Shares granted to the Company’s directors and CFO was $295,698 or $7.39 per share. The Founder Shares were assigned to directors and advisor effectively assigned subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Of the aggregate 23,000,000 Units sold in the Initial Public Offering, 1,980,000 Units were purchased by (i) D. E. Shaw Valence Portfolios, L.L.C., (ii) certain investment funds and accounts managed by Radcliffe Capital Management, L.P., and (iii) certain investment funds and accounts managed by Shaolin Capital Management LLC, unaffiliated qualified institutional buyers (the “Anchor Investors”). In connection with the closing of the Initial Public Offering, each Anchor Investor acquired from the Sponsors an indirect economic interest in certain Founder Shares (375,000 Founder Shares in the aggregate) at a purchase price of $0.0001 per share. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $2,772,169 or $7.39 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the Sponsor in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was recorded against additional paid-in capital.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property (except as described herein under the section of this prospectus entitled “Principal Stockholders - Restrictions on Transfers of Founder Shares and Private Placement Warrants”). Any permitted transferees will be subject to the same restrictions with respect to any founder shares. (the “Lock-up”).

Promissory Notes with Sponsor

The Sponsors agreed to loan the Company up to $600,000 to be used for a portion of the expenses of the Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of August 31, 2021 or the closing of the Public Offering. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required for working capital purposes (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. On September 7, 2021, the Company executed a Promissory Note with the Sponsor for an amount of $500,000. The Promissory Note is not interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. Through December 31, 2021, the Company had borrowed $125,000 under the Promissory Note, which remained outstanding.

The conversion feature included in the Note is considered an embedded derivate and is remeasured at the end of each reporting period. The value of the conversion feature is de minimis as of December 31, 2021.

Administrative Service Fee

The Company has entered into an administrative services agreement on July 26, 2021, commencing on that date, pursuant to which the Company will pay an affiliate of the Sponsors a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from March 10, 2021 (inception) through December 31, 2021, the Company recorded $51,935, of administrative service fees, which are included in formation and operating costs in the accompanying statement of operations.

Note 7 - Investments Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the period ended December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$234,645,916	$-	$(20,436)	$234,625,480
Cash held in Trust Account	710	-	-	710
	$234,646,626	$-	$(20,436)	$234,626,190

Note 8 - Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination.

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

Note 9 - Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the Common stock are entitled to one vote for each common stock. As of December 31, 2021, there were 5,750,000 shares of Common stock issued and outstanding, excluding 23,000,000 shares subject to possible redemption, which are presented as temporary equity. ,

Warrants

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

The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Initial Public Offering, subject to limited exceptions.

Note 10 – Income Tax

The Company’s net deferred tax assets are as follows:

As of December 31, 2021
Deferred tax asset
Organizational costs/Startup expenses	$91,711
Net Federal Operating Loss	76,998
Net State Operating Loss	21,706
Total deferred tax asset	190,415
Valuation allowance	(190,415)
Deferred tax asset, net of allowance	$-

The income tax provision consists of the following:

For the Period from March 10, 2021 (inception) through December 31, 2021
Federal
Current	$-
Deferred	(148,540)

State
Current	-
Deferred	(41,875)
Change in valuation allowance	190,415
Income tax provision	$-

As of December 31, 2021, the Company has $76,998 of U.S. federal net operating loss carryovers, which do not expire and $21,706 of state net operating loss carryovers, which may be carried forward until utilized, up to a maximum of 20 years, available to offset future taxable income in respective jurisdictions.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from March 10, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $190,414.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	5.92%
Permanent Book/Tax Differences	0.00%
Change in valuation allowance	(26.92)%
Income tax provision	(0.00)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.