Form 10-Q
period 2022-03-31
Williams Rowland Acquisition Corp.
filed 2022-05-23
CIK 1855168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2022

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

As of May 5, 2022, 28,750,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

WILLIAMS ROWLAND ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 10, 2021 (inception) through March 31, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and for the period from March 10, 2021 (inception) through March 31, 2021	3
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 10, 2021 (inception) through March 31, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safely Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$416,746	$613,068
Prepaid expenses	370,500	372,059
Total current assets	787,246	985,127
Prepaid expenses - non-current portion	117,748	209,104
Investment held in trust account	234,734,083	234,646,626
Total Assets	$235,639,077	$235,840,857

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$709,989	$550,862
Promissory note - related party	125,000	125,000
Total Current Liabilities	834,989	675,862
Deferred underwriters’ discount	8,050,000	8,050,000
Total Liabilities	8,884,989	8,725,862

Commitments and Contingencies
Common stock subject to redemption, 23,000,000 shares at redemption value of $10.20	234,600,000	234,600,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	575	575
Additional paid-in capital	-	-
Accumulated deficit	(7,846,487)	(7,485,580)
Total Stockholders’ Deficit	(7,845,912)	(7,485,005)

Total Liabilities and Stockholders’ Deficit	$235,639,077	$235,840,857

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the period from
	For the three	March 10, 2021
	months ended	(Inception) to
	March 31, 2022	March 31, 2021
Formation and operating costs	$448,364	$620
Loss from operations	(448,364)	(620)

Other income
Trust interest income	87,457	-
Total other income	87,457	-

Net loss	$(360,907)	$(620)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	23,000,000	-
Basic and diluted net loss per share	$(0.01)	$-
Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,750,000	5,000,000 (1)
Basic and diluted net loss per share	$(0.01)	$(0.00)

(1)	Excludes up to 750,000 shares of Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (See Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$-	$(7,485,580)	$(7,485,005)
Net loss	-	-	-	(360,907)	(360,907)
Balance as of March 31, 2022	5,750,000	$575	$-	$(7,846,487)	$(7,845,912)

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH MARCH 31, 2021

				Additional		Total
	Common Stock			Paid-in	Accumulated	Stockholders’
	Shares		Amount	Capital	Deficit	Equity
Balance as of March 10, 2021 (inception)	-		$-	$-	$-	$-
Common stock issued to Sponsor	5,750,000	(1)	575	24,425	-	25,000
Net loss	-		-	-	(620)	(620)
Balance as of March 31, 2021	5,750,000		$575	$24,425	$(620)	$24,380

(1)	Includes 750,000 shares of Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (See Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2022	For the period from March 10, 2021 (Inception) through March 31, 2021
Cash flows from operating activities:
Net loss	$(360,907)	$(620)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(87,457)	-
Changes in current assets and liabilities:
Prepaid expenses	92,915	-
Accrued payable and expenses	159,127	620
Net cash used in operating activities	(196,322)	-

Net change in cash	(196,322)	-
Cash, beginning of the period	613,068	-
Cash, end of the period	$416,746	$-
Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$-	$24,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Organization and Business Operations

Williams Rowland Acquisition Corp. is a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its The Company may pursue an initial business combination target in any business or industry.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through March 31, 2022 relates to the Company’s formation and operation and the Initial Public Offering (“IPO” or “Public Offering”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash, the Trust Account (as defined below) and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs of the IPO and subsequent over-allotment exercise amounted to $16,074,841, comprised of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, fair value of founder shares transferred to Anchor Investors of $2,772,179 (as defined in Note 5) over par, and $652,672 of other offering costs.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had $416,746 in its operating bank account and working capital deficiency of $47,743.

The Company’s liquidity needs up to March 31, 2022, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note, from the Sponsors, initially of up to $600,000 to cover expenses related to the Initial Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of March 31, 2022.

The Company anticipates that the $416,746 outside of the Trust Account as of March 31, 2022, might not be sufficient to allow the Company to operate until January 29, 2023, the Combination Period, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, the Company executed a promissory note to the Sponsors for an amount of $500,000 (the “Promissory Note”). The Promissory Note is not interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock of the Company. As of March 31, 2022 and December 31, 2021, the Company had borrowed $125,000 under the Promissory Note, which remained outstanding.

The Company can raise additional capital through Working Capital Loans from the initial stockholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 5), or through loans from third parties. None of the Sponsors, officers or directors are under any obligation, except as described above, to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on April 21, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $416,746 and $613,068 in cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Investment Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the period ended March 31, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

Common Stock Subject to Possible Redemption

The Company accounts for its Common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common stock (including Common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common stock is classified as Stockholders’ equity. The Company’s Common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the Stockholders’ deficit section of the Company’s balance sheets.

Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

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

	For the Three Months ended March 31, 2022	For the Period From March 10, 2021 (inception) through March 31, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to Common stock subject to possible redemption	$(288,726)	$-
Denominator:
Weighted Average Redeemable Common stock, Basic and Diluted	23,000,000	-
Basic and Diluted net loss per share, Redeemable Common stock	$(0.01)	$-

Non-Redeemable Common stock
Numerator:
Net loss allocable to Common stock not subject to redemption	$(72,181)	$(620)
Denominator:
Weighted Average Non-Redeemable Common stock, Basic and Diluted	5,750,000	5,000,000 (1)
Basic and diluted net loss per share, Common stock	$(0.01)	$(0.00)

(1)	Excludes up to 750,000 shares of Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (See Note 5).

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (FDIC) insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company deferred the adoption of ASU 2020-06 and is currently assessing the impact, if any, it would have on its financial position, results of operations or cash flows.

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

Note 5 — Related Party Transactions

Founder Shares

Upon inception the Sponsors paid $25,000 in exchange for 5,750,000 shares of common stock (the “Founder Shares”). The number of founder shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 23,000,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering. Up to 750,000 of the founder shares were subject to forfeiture depending on the extent to which the underwriter’s over-allotment was exercised. The underwriters exercised their full over-allotment option on August 5, 2021, thereby making the 750,000 shares no longer subject to forfeiture.

On June 26, 2021, the Sponsor transferred 40,000 of Founder Shares to three of the Company’s directors and the Chief Financial Office (“CFO”) in recognition of and compensation for their future services to the Company. The assignment of the Founder Shares to the Company’s directors and CFO is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 40,000 Founder Shares granted to the Company’s directors and CFO was $295,698 or $7.39 per share. The Founder Shares were assigned to directors and advisor effectively assigned subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2022 and December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

On September 7, 2021, the Company executed a Promissory Note with the Sponsor for an amount of $500,000, under the aforementioned terms including a conversion option. The Promissory Note is not interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. Through March 31, 2022, and December 31, 2021, the Company had borrowed $125,000 under the Promissory Note, which remained outstanding. The conversion option included in the Note is considered an embedded derivate and is remeasured at the end of each reporting period. The value of the conversion feature is de minimis as of March 31, 2022, and December 31, 2021.

Administrative Service Fee

The Company has entered into an administrative services agreement on July 26, 2021, commencing on that date, pursuant to which the Company will pay an affiliate of the Sponsors a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and period from March 10, 2021 (inception) through March 31, 2021, the Company recorded $30,000 and $0, of administrative service fees, which are included in formation and operating costs in the accompanying statements of operations.

Note 6 — Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the period from July 29, 2021 (the date of the IPO) through March 31, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2022 and December 31, 2021 are as follows:

	Amortized Cost and Carrying Value as of March 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
U.S. Treasury Securities	$234,733,373	$-	$(186,226)	$234,547,147
Cash held in Trust Account	710	-	-	710
	$234,734,083	$-	$(186,226)	$234,547,857

	Amortized Cost and Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$234,645,916	$-	$(20,436)	$234,625,480
Cash held in Trust Account	710	-	-	710
	$234,646,626	$-	$(20,436)	$234,626,190

The Face Value of the U.S. Treasury Securities held in Trust was $234,815,000 at March 31, 2022 and December 31, 2021.

Note 7 — Commitments and Contingencies

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

Note 8 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the Common stock are entitled to one vote for each common stock. As of March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Common stock issued and outstanding, excluding 23,000,000 shares subject to possible redemption, which are presented as temporary equity.

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

Note 9 — Subsequent Events

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

As of March 31, 2022, we have not yet commenced operations. All activity for the period from March 10, 2021 (inception) through March 31, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds held in the Trust Account. We have selected December 31 as our fiscal year end.

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

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or January 29, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), our obligation under requirements of applicable law.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, we had $416,746 in our operating bank account and working capital deficiency of $47,743.

Our liquidity needs up to March 31, 2022, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Notes to the Financial Statements) for the founder shares and the loan under an unsecured promissory note.

We anticipate that the $416,746 outside of the Trust Account as of March 31, 2022, might not be sufficient to allow us to operate until January 29, 2023, the Combination Period, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, we executed a promissory note to the Sponsors for an amount of $500,000 (the “Promissory Note”). The Promissory Note is not interest bearing and is repayable at the earlier of the date of when we consummate a Business Combination with another entity, the date on which we determine to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock. As of March 31, 2022, we had borrowed $125,000 under the Promissory Note, which remained outstanding.

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

Results of Operations

All of our activity from March 10, 2021 (inception) through March 31, 2022, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had a loss of $360,907, which consisted solely of formation and operating costs of $448,364, offset by trust interest income of $87,457.

For the period from March 10, 2021 (inception) through March 31, 2021, we had a loss of $620, which consisted solely of formation and operating costs.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to:

●	Failure to properly evaluate and account for complex financial instruments, including classification of common stock subject to possible redemption, recognition of the overallotment liability on the IPO date, evaluation of the accounting for a convertible promissory note, evaluation of fair value of shares issued to Anchor Investors and proper classification of amounts owing to related parties.

●	Failure to accrue Connecticut Capital tax and NYSE listing and annual fees in an appropriate and timely manner, overstatement of previously recorded amounts for Delaware Franchise tax, and FINRA fees, which necessitated the restatement of our September 30, 3021 Quarterly Report on Form 10-Q. Such restatement is included in the Note on Restatement of Previously Issued Financial Statements in the Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 21, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

On September 7, 2021, the Company executed a Promissory Note with the Sponsor for an amount of $500,000, under the aforementioned terms including a conversion option. The Promissory Note is not interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. Through March 31, 2022, and December 31, 2021, the Company had borrowed $125,000 under the Promissory Note, which remained outstanding. The conversion option included in the Note is considered an embedded derivate and is remeasured at the end of each reporting period. The value of the conversion feature is de minimis as of March 31, 2022, and December 31, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WILLIAMS ROWLAND ACQUISITION CORP.

Date: May 23, 2022	By:	/s/ David B. Williams
	Name:	David B. Williams
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Jonathan D. Rowland
	Name:	Jonathan D. Rowland
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Bobby Morovati
	Name:	Bobby Morovati
	Title:	Chief Financial Officer
(Principal Financial Officer)