Form 10-Q
period 2022-06-30
Williams Rowland Acquisition Corp.
filed 2022-08-15
CIK 1855168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 28,750,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

WILLIAMS ROWLAND ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2022 and 2021, Six Months Ended June 30, 2022 and for the Period from March 10, 2021 (Inception) Through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended June 30, 2022 and 2021, Six Months Ended June 30, 2022 and for the Period from March 10, 2021 (Inception) Through June 30, 2021 (Unaudited)	3
Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from March 10, 2021 (Inception) Through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safely Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$152,409	$613,068
Prepaid expenses	370,500	372,059
Total current assets	522,909	985,127
Prepaid expenses – non-current portion	25,377	209,104
Investment held in trust account	234,902,594	234,646,626
Total Assets	$235,450,880	$235,840,857

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$676,665	$550,862
Promissory note - related party	375,000	125,000
Total Current Liabilities	1,051,665	675,862
Deferred underwriters’ discount	8,050,000	8,050,000
Total Liabilities	9,101,665	8,725,862

Commitments and Contingencies
Common stock subject to redemption, 23,000,000 shares at redemption value of $10.20	234,600,000	234,600,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,251,360)	(7,485,580)
Total Stockholders’ Deficit	(8,250,785)	(7,485,005)
Total Liabilities and Stockholders’ Deficit	$235,450,880	$235,840,857

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Period from March 10, 2021 (Inception) Through June 30, 2021
Formation and operating costs	$573,385	$51	$1,021,749	$671
Loss from operations	(573,385)	(51)	(1,021,749)	(671)

Other income:
Trust interest income	168,512	—	255,969	—
Total other income	168,512	—	255,969	—

Net loss	$(404,873)	$(51)	$(765,780)	$(671)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	23,000,000	—	23,000,000	—

Basic and diluted net loss per share	$(0.01)	$—	$(0.03)	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,750,000	5,000,000 (1)	5,750,000	5,000,000 (1)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.00)

(1)	Excludes up to 750,000 shares of Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (See Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	5,750,000	$575	$—	$(7,485,580)	$(7,485,005)
Net loss	—	—	—	(360,907)	(360,907)
Balance as of March 31, 2022	5,750,000	$575	$—	$(7,846,487)	$(7,845,912)
Net loss	—	—	—	(404,873)	(404,873)
Balance as of June 30, 2022	5,750,000	$575	$—	$(8,251,360)	$(8,250,785)

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

						Total
				Additional		Stockholders’
	Common Stock			Paid-in	Accumulated	Equity
	Shares		Amount	Capital	Deficit	(Deficit)
Balance as of March 10, 2021 (Inception)	—		$—	$—	$—	$—
Common stock issued to Sponsor	5,750,000	(1)	575	24,425	—	25,000
Net loss	—		—	—	(620)	(620)
Balance as of March 31, 2021	5,750,000		$575	$24,425	$(620)	$24,380
Net loss	—		—	—	(51)	(51)
Balance as of June 30, 2021	5,750,000		$575	$24,425	$(671)	$24,329

(1)	Includes 750,000 shares of Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (See Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from March 10, 2021 (Inception) Through June 30, 2021
Cash flows from operating activities:
Net loss	$(765,780)	$(671)
Adjustments to reconcile loss to net cash used in operating activities:
Formation cost	—	671
Interest earned on marketable securities held in Trust Account	(255,969)	—
Changes in current assets and liabilities:
Prepaid expenses	185,286	—
Accrued payable and expenses	125,804	—
Net cash used in operating activities	(710,659)	—

Cash flows from financing activities:
Proceeds from sale of founder shares to initial stockholders	—	25,000
Proceeds from issuance of promissory note to related party	250,000	125,000
Payment of deferred offering costs	—	(120,894)
Net cash provided by financing activities	250,000	29,106

Net change in cash	(460,659)	29,106
Cash, beginning of the period	613,068	—
Cash, end of the period	$152,409	$29,106
Supplemental disclosure of cash flow information:
Accrued offering costs	$—	$24,329

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Organization and Business Operations

Williams Rowland Acquisition Corp. (the “Company”) is   a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and neither the Company nor anyone on its behalf has initiated any substantive discussions, directly or indirectly, with any Business Combination target. The Company may pursue an initial business combination target in any business or industry.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through June 30, 2022 relates to the Company’s formation and operation and the Initial Public Offering (“IPO” or “Public Offering”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash, the Trust Account (as defined below) and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs of the IPO and subsequent over-allotment exercise amounted to $16,074,841, comprised of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, fair value of founder shares transferred to Anchor Investors of $2,772,169 (as defined in Note 5), and $652,672 of other offering costs.

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

Following the closing of the IPO on July 29, 2021, and the subsequent full exercise of the underwriters’ over-allotment option on August 5, 2021, $236,500,000 (comprised of $205,900,000 from the IPO and $30,600,000 from the over-allotment) from the net proceeds of the sale of the Units, including a portion of the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee. $1,900,000 of the total proceeds of the public and private offering was deposited into the Company’s Operating Bank account on July 30, 2021 and the remaining $234,600,000 ($10.20 per Unit) was placed in the Trust Account. These funds are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of the public shares to seek redemption in connection with the initial Business Combination or the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public stockholders.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had $152,409 in its operating bank account and working capital deficiency of $528,756.

The Company’s liquidity needs up to June 30, 2022, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note, from the Sponsors, initially of up to $600,000 to cover expenses related to the Initial Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of June 30, 2022.

The Company anticipates that the $152,409 outside of the Trust Account as of June 30, 2022, might not be sufficient to allow the Company to operate until January 29, 2023, the Combination Period, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, the Company executed a promissory note to the Sponsors for an amount of $500,000 (the “Promissory Note”). The Promissory Note is a part of $1,000,000 working capital facility described in the Note 5. The Promissory Note is non-interest   bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock of the Company. As of June 30, 2022 and December 31, 2021, the Company had borrowed $375,000 and $125,000, respectively, under the Promissory Note, which remained outstanding.

The Company can raise additional capital through Working   Capital Loans from the initial stockholders, the Company’s officers, directors, or their respective affiliates   (which is described in Note 5), or through loans from third parties. None of the Sponsors, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company has until January 29, 2023 or 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that it will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that the potential liquidity and capital constraints as described above, in addition to potential mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern through the earlier of one year from the issuance date of the financial statements or January 29, 2023.   No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after January 29, 2023.   The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern

Risks and Uncertainties

Impact of COVID-19

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

Impact of the Military Conflict in Ukraine

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $152,409 and $613,068 in cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Investment Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the period ended June 30, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

As of June 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross Proceeds from IPO	$230,000,000
Less:
Issuance costs related to redeemable common stock	(15,262,797)
Proceeds allocated to Public Warrants	(11,618,788)
Plus:
Remeasurement of common stock to redemption value	31,481,585
Common stock subject to possible redemption	$234,600,000

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of common stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net loss per share of common stock is computed by dividing the pro rata net loss between the shares of redeemable common stock and the shares of non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss   per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from March 10, 2021 (Inception) Through June 30, 2021
	Common Stock subject to possible redemption	Non-redeemable common stock	Common Stock subject to possible redemption	Non-redeemable common stock	Common Stock subject to possible redemption	Non-redeemable common stock	Common Stock subject to possible redemption	Non-redeemable common stock
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(323,898)	$(80,975)	$—	(51)	$(612,624)	$(153,156)	$—	$(671)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	—	5,000,000 (1)	23,000,000	5,750,000	—	5,000,000 (1)
Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$—	(0.00)	$(0.03)	$(0.03)	$—	$(0.00)

(1)	Excludes up to 750,000 shares of Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (See Note 5).

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the PIPE derivative liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

On June 26, 2021, the Sponsor transferred 40,000 of Founder Shares to three of the Company’s directors and the Chief Financial Officer   (“CFO”) in recognition of and compensation for their future services to the Company. The assignment of the Founder Shares to the Company’s directors and CFO is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 40,000 Founder Shares granted to the Company’s directors and CFO was $295,698 or approximately $7.39 per share. The Founder Shares were assigned to directors and advisor effectively assigned subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2022 and December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Of the aggregate 23,000,000 Units sold in the Initial Public Offering, 1,980,000 Units were purchased by (i) D. E. Shaw Valence Portfolios, L.L.C., (ii) certain investment funds and accounts managed by Radcliffe Capital Management, L.P., and (iii) certain investment funds and accounts managed by Shaolin Capital Management LLC, unaffiliated qualified institutional buyers (the “Anchor Investors”). In connection with the closing of the Initial Public Offering, each Anchor Investor acquired from the Sponsors an indirect economic interest in certain Founder Shares (375,000 Founder Shares in the aggregate) at a purchase price of $0.0001 per share. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $2,772,169 or approximately $7.39 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the Sponsor in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was recorded against additional paid-in capital.

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

Promissory Notes with Sponsor

The Sponsors agreed to loan the Company up to $600,000 to be used for a portion of the expenses of the Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of August 31, 2021 or the closing of the Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of June 30, 2022.

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

On September 7, 2021, the Company executed a Promissory Note   with the Sponsor for an amount of $500,000, as part of the Working Capital Loan facility and under the aforementioned terms,   including a conversion option. The Promissory Note is non-interest   bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. Through June 30, 2022, and December 31, 2021, the Company had borrowed $375,000 and $125,000, respectively,   under the Promissory Note, which remained outstanding. The conversion option included in the Promissory Note   is considered an embedded derivative and is remeasured at the end of each reporting period. The value of the conversion feature was   de minimis as of June 30, 2022, and December 31, 2021.

Administrative Service Fee

The Company has entered into an administrative services agreement on July 26, 2021, commencing on that date, pursuant to which the Company will pay an affiliate of the Sponsors a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company recorded $30,000 and $60,000, of administrative service fees, which are included in formation and operating costs in the accompanying statements of operations. For the period from March 10, 2021 (inception) through June 30, 2021, the Company had nothing accrued in connection with this agreement. No amounts were outstanding for the administrative services at June 30, 2022 and at December 31, 2021.

Note 6 — Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the period from July 29, 2021 (the date of the IPO) through June 30, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost and Carrying Value as of June 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
U.S. Treasury Securities	$234,901,775	$—	$(72,258)	$234,829,517
Cash held in Trust Account	819	—	—	819
	$234,902,594	$—	$(72,258)	$234,830,336

	Amortized Cost and Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$234,645,916	$—	$(20,436)	$234,625,480
Cash held in Trust Account	710	—	—	710
	$234,646,626	$—	$(20,436)	$234,626,190

The Face Value of the U.S. Treasury Securities held in Trust was $236,354,000 and $234,815,000 at June 30, 2022 and December 31, 2021.

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

Note 8 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the Common stock are entitled to one vote for each common stock. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Common stock issued and outstanding, excluding 23,000,000 shares subject to possible redemption, which are presented as temporary equity.

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

As of June 30, 2022, we have not yet commenced operations. All activity for the period from March 10, 2021 (inception) through June 30, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds held in the Trust Account. We have selected December 31 as our fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement on July 29, 2021, and the Over-Allotment and Second Private Placement on August 5, 2021, approximately $234.6 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and the Private Placement was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”) having   a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, we had $152,409 in our operating bank account and working capital deficiency of $528,756.

Our liquidity needs up to June 30, 2022, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Notes to the unaudited condensed financial statements) for the founder shares and the loan under an unsecured promissory note, from the Sponsors, initially of up to $600,000 to cover expenses related to the Initial Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of June 30, 2022.

We anticipate that the $152,409 outside of the Trust Account as of June 30, 2022, might not be sufficient to allow us to operate until January 29, 2023, the Combination Period, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, we executed the Promissory Note to the Sponsors for an amount of $500,000.   The Promissory Note is a part of $1,000,000 working capital facility described in the Note 5 to the unaudited condensed financial statements. The Promissory Note is non-interest   bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock of the Company. As of June 30, 2022, and December 31, 2021, the Company had borrowed $375,000 and $125,000, respectively, under the Promissory Note, which remained outstanding.

We can raise additional capital through Working   Capital Loans from the initial stockholders, the Company’s officers, directors, or their respective affiliates   or through loans from third parties. None of the Sponsors, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

We have until January 29, 2023, or 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that it will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that the potential liquidity and capital constraints as described above,   in addition to potential mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern through the earlier of one year from the issuance date of the financial statements or January 29, 2023.   No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after January 29, 2023.   The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern

Results of Operations

All of our activity from March 10, 2021 (inception) through June 30, 2022, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had a loss of $404,873, which consisted solely of formation and operating costs of $573,385,   offset by trust interest income of $168,512.

For the six months ended June 30, 2022, we had a loss of $765,780, which consisted solely of formation and operating costs of $1,021,749, offset by trust interest income of $255,969.

For the three months ended June 30, 2021, we had a loss of approximately $51, which consisted solely of formation and operating costs.

For the period from March 10, 2021 (inception) through June 30, 2021, we had a loss of $671, which consisted solely of formation and operating costs.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial   statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial   statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial   statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

Net Loss Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per share of common stock is computed by dividing the pro rata net loss between the shares of redeemable common stock and the shares of non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss   per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to:

●	Failure to properly evaluate and account for complex financial instruments, including classification of common stock subject to possible redemption, recognition of the overallotment liability on the IPO date, evaluation of the accounting for a convertible promissory note, evaluation of fair value of shares issued to Anchor Investors and proper classification of amounts owing to related parties.

●	Failure to accrue Connecticut Capital tax and NYSE listing and annual fees in an appropriate and timely manner, overstatement of previously recorded amounts for Delaware Franchise tax, and FINRA fees, which necessitated the restatement of our September 30, 2021 Quarterly Report on Form 10-Q. Such restatement is included in the Note on Restatement of Previously Issued Financial Statements in the Annual Report on Form 10-K.

●	Failure to ensure completeness and accuracy of accruals, including unbilled legal expenses, as well as lack of review of the manual spreadsheet calculations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

WILLIAMS ROWLAND ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ David B. Williams
	Name:	David B. Williams
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Jonathan D. Rowland
	Name:	Jonathan D. Rowland
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Bobby Morovati
	Name:	Bobby Morovati
	Title:	Chief Financial Officer
(Principal Financial Officer)