Form 10-Q
period 2022-09-30
Williams Rowland Acquisition Corp.
filed 2022-11-14
CIK 1855168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 28,750,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

WILLIAMS ROWLAND ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and for the Period from March 10, 2021 (Inception) Through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and for the Period from March 10, 2021 (Inception) Through September 30, 2021 (Unaudited)	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from March 10, 2021 (Inception) Through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safely Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$80,603	$613,068
Prepaid expenses	310,819	372,059
Total current assets	391,422	985,127
Prepaid expenses – non-current portion	—	209,104
Investment held in trust account	236,044,515	234,646,626
Total Assets	$236,435,937	$235,840,857

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$944,318	$550,862
Income taxes payable	193,984	—
Promissory note – related party	375,000	125,000
Total Current Liabilities	1,513,302	675,862
Deferred underwriters’ discount	8,050,000	8,050,000
Total Liabilities	9,563,302	8,725,862

Commitments and Contingencies
Common stock subject to redemption, 23,000,000 shares at redemption value of $10.22 and $10.20 as of September 30, 2022 and December 31, 2021, respectively.	235,056,357	234,600,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,184,297)	(7,485,580)
Total Stockholders’ Deficit	(8,183,722)	(7,485,005)
Total Liabilities and Stockholders’ Deficit	$236,435,937	$235,840,857

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from March 10, 2021 (Inception) Through September 30, 2021
Formation and operating costs	$424,516	$389,825	$1,446,265	$458,544
Loss from operations	(424,516)	(389,825)	(1,446,265)	(458,544)

Other income:
Trust interest income	1,141,920	13,509	1,397,889	13,509
Total other income	1,141,920	13,509	1,397,889	13,509

Income (Loss) before provision for income taxes	717,404	(376,316)	(48,376)	(445,035)
Provision for income taxes	(193,984)	—	(193,984)	—
Net income (loss)	$523,420	$(376,316)	$(242,360)	$(445,035)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	23,000,000	22,671,875	23,000,000	22,671,875

Basic and diluted net income (loss) per share	$0.02	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,750,000	5,464,674	5,750,000	5,183,476

Basic and diluted net income (loss) per share	$0.02	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	5,750,000	$575	$—	$(7,485,580)	$(7,485,005)
Net loss	—	—	—	(360,907)	(360,907)
Balance as of March 31, 2022	5,750,000	575	—	(7,846,487)	(7,845,912)
Net loss	—	—	—	(404,873)	(404,873)
Balance as of June 30, 2022	5,750,000	575	—	(8,251,360)	(8,250,785)
Remeasurement of Class A common stock to possible redemption	—	—	—	(456,357)	(456,357)
Net income	—	—	—	523,420	523,420
Balance as of September 30, 2022	5,750,000	$575	$—	$(8,184,297)	$(8,183,722)

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 10, 2021 (Inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(620)	(620)
Balance as of March 31, 2021	5,750,000	575	24,425	(620)	24,380
Net loss	—	—	—	(68,099)	(68,099)
Balance as of June 30, 2021	5,750,000	575	24,425	(68,719)	(43,719)
Fair value of 11,500,000 Public Warrants, net of allocated offering costs	—	—	10,806,744	—	10,806,744
Proceeds of 11,100,000 Private Placement Warrants	—	—	11,100,000	—	11,100,000
Fair value of Founder Shares transferred to Anchor Investors	—	—	2,772,169	—	2,772,169
Accretion of redeemable common shares	—	—	(24,703,338)	(6,798,247)	(31,501,585)
Net loss	—	—	—	(376,316)	(376,316)
Balance as of September 30, 2021	5,750,000	$575	$—	$(7,243,282)	$(7,242,707)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from March 10, 2021 (Inception) Through September 30, 2021
Cash flows from operating activities:
Net loss	$(242,360)	$(445,035)
Adjustments to reconcile (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,397,889)	(13,509)
Changes in current assets and liabilities:
Prepaid expenses	270,344	(679,959)
Due from related party	—	(100,000)
Accrued payable and expenses	393,455	364,666
Income taxes payable	193,985
Net cash used in operating activities	(782,465)	(873,837)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(234,600,000)
Net cash used in investing activities	—	(234,600,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discount	—	225,400,000
Proceeds from issuance of Private Placement Warrants		11,100,000
Proceeds from sale of founder shares to initial stockholders		25,000
Proceeds from issuance of promissory note to related party	250,000	125,000
Repayment of promissory note to related party		(100,000)
Payment of deferred offering costs	—	(587,672)
Net cash provided by financing activities	250,000	235,962,328

Net change in cash	(532,465)	488,491
Cash, beginning of the period	613,068	—
Cash, end of the period	$80,603	$488,491
Supplemental disclosure of cash flow information:
Initial value of common stock subject to possible redemption	$—	$234,600,000
Remeasurement of Class A common stock to possible redemption	$456,357	$—
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Organization and Business Operations

Williams Rowland Acquisition Corp. (the “Company”) is   a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has initiated discussions with a potential target, but has not selected any Business Combination target.. The Company may pursue an initial business combination target in any business or industry.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through September 30, 2022 relates to the Company’s formation and operation and the Initial Public Offering (“IPO” or “Public Offering”) and the pursuit of a business combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash, the Trust Account (as defined below) and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $80,603 in its operating bank account and working capital deficiency of $1,121,880.

The Company’s liquidity needs up to September 30, 2022, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note, from the Sponsors, initially of up to $600,000 to cover expenses related to the Initial Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of September 30, 2022.

The Company anticipates that the $80,603 outside of the Trust Account as of September 30, 2022, will not be sufficient to allow the Company to operate until January 29, 2023, the Combination Period, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, the Company executed a promissory note to the Sponsors for an amount of $500,000 (the “Promissory Note”). The Promissory Note is a part of $1,000,000 working capital facility described in the Note 5. The Promissory Note is non-interest   bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock of the Company. As of September 30, 2022 and December 31, 2021, the Company had borrowed $375,000 and $125,000, respectively, under the Promissory Note, which remained outstanding.

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

The Company has until January 29, 2023 or 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that it will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that liquidity issues and capital constraints as described above, in addition to the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance date of these financial statements,.   No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after January 29, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern

Risks and Uncertainties

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $80,603 and $613,068 in cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Investment Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the period ended September 30, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Management has determined that there has been no impairment to carrying value of the assets held in the Trust Account as of September 30, 2022.

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

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

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

As of September 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross Proceeds from IPO	$230,000,000
Less:
Issuance costs related to redeemable common stock	(15,262,797)
Proceeds allocated to Public Warrants	(11,618,788)
Plus:
Remeasurement of common stock to redemption value	31,481,585
Common stock subject to possible redemption (December 31, 2021)	$234,600,000
Plus:
Remeasurement of common stock to redemption value	456,357
Common stock subject to possible redemption (September 30, 2022)	$235,056,357

Net Income (Loss) Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of common stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income (loss) per share of common stock is computed by dividing the pro rata net income (loss) between the shares of redeemable common stock and the shares of non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from March 10, 2021 (Inception) Through September 30, 2021
	Common Stock subject to possible redemption	Non-redeemable common stock	Common Stock subject to possible redemption	Non-redeemable common stock	Common Stock subject to possible redemption	Non-redeemable common stock	Common Stock subject to possible redemption	Non-redeemable common stock
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$418,736	$104,684	$(303,228)	(73,088)	$(193,888)	$(48,472)	$(362,220)	$(82,815)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	22,671,875	5,464,674	23,000,000	5,750,000	22,671,875	5,183,476
Basic and diluted net income (loss) per common stock	$0.02	$0.02	$(0.01)	(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

Our effective tax rate was 27.04% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 400.99% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On June 26, 2021, the Sponsor transferred 40,000 of Founder Shares to three of the Company’s directors and the Chief Financial Officer (“CFO”) in recognition of and compensation for their future services to the Company. The assignment of the Founder Shares to the Company’s directors and CFO is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 40,000 Founder Shares granted to the Company’s directors and CFO was $295,698 or approximately $7.39 per share. The Founder Shares were assigned to directors and advisor effectively assigned subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2022 and December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Promissory Notes with Sponsor

The Sponsors agreed to loan the Company up to $600,000 to be used for a portion of the expenses of the Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of August 31, 2021 or the closing of the Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of September 30, 2022.

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

On September 7, 2021, the Company executed a Promissory Note   with the Sponsor for an amount of $500,000, as part of the Working Capital Loan facility and under the aforementioned terms, including a conversion option. The Promissory Note is non-interest   bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. Through September 30, 2022, and December 31, 2021, the Company had borrowed $375,000 and $125,000, respectively, under the Promissory Note, which remained outstanding. The conversion option included in the Promissory Note   is considered an embedded derivative and is remeasured at the end of each reporting period, using Monte Carlo simulation method. The value of the conversion feature was de minimis as of September 30, 2022, and December 31, 2021.

Administrative Service Fee

The Company has entered into an administrative services agreement on July 26, 2021, commencing on that date, pursuant to which the Company will pay an affiliate of the Sponsors a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company recorded $30,000 and $90,000, of administrative service fees, which are included in formation and operating costs in the accompanying statements of operations. For the three months ended September 30, 2021 and the period from March 10, 2021 (inception) through September 30, 2021, the Company recorded $21,935, of administrative service fees, in connection with this agreement. No amounts were outstanding for the administrative services at September 30, 2022 and at December 31, 2021.

Note 6 — Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the period from July 29, 2021 (the date of the IPO) through September 30, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost and Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
U.S. Treasury Securities	$236,043,696	$—	$(55,225)	$235,988,471
Cash held in Trust Account	819	—	—	819
	$236,044,515	$—	$(55,225)	$235,989,290

	Amortized Cost and Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$234,645,916	$—	$(20,436)	$234,625,480
Cash held in Trust Account	710	—	—	710
	$234,646,626	$—	$(20,436)	$234,626,190

The Face Value of the U.S. Treasury Securities held in Trust was $236,354,000 and $234,815,000 at September 30, 2022 and December 31, 2021.

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

Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% (or $8,050,000) of the gross proceeds of the Public Offering upon the completion of the Company’s initial Business Combination.

Note 8 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the Common stock are entitled to one vote for each common stock. As of September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Common stock issued and outstanding, excluding 23,000,000 shares subject to possible redemption, which are presented as temporary equity.

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

As of September 30, 2022, we have not yet commenced operations. All activity for the period from March 10, 2021 (inception) through September 30, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below, as well as the pursuit of a business combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds held in the Trust Account. We have selected December 31 as our fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, we had $80,603 in our operating bank account and working capital deficiency of $1,121,880.

Our liquidity needs up to September 30, 2022, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Notes to the unaudited condensed financial statements) for the founder shares and the loan under an unsecured promissory note, from the Sponsors, initially of up to $600,000 to cover expenses related to the Initial Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of September 30, 2022.

We anticipate that the $80,603 outside of the Trust Account as of September 30, 2022, will not be sufficient to allow us to operate until January 29, 2023, the Combination Period, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, we executed the Promissory Note to the Sponsors for an amount of $500,000.   The Promissory Note is a part of $1,000,000 working capital facility described in the Note 5 to the unaudited condensed financial statements. The Promissory Note is non-interest   bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock of the Company. As of September 30, 2022, and December 31, 2021, the Company had borrowed $375,000 and $125,000, respectively, under the Promissory Note, which remained outstanding.

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

We have until January 29, 2023, or 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that it will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that the potential liquidity and capital constraints as described above,   in addition to potential mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern through the earlier of one year from the issuance date of these financial statements or January 29, 2023.   No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after January 29, 2023.   The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern

Results of Operations

All of our activity from March 10, 2021 (inception) through September 30, 2022, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had a net income of $523,420, which consisted of trust interest income of $1,141,920, offset by of formation and operating costs of $424,516 and provision for income taxes of $193,984.

For the nine months ended September 30, 2022, we had a net loss of $242,360, which consisted of formation and operating costs of $1,446,265 and provision for income taxes of $193,984, offset by of trust interest income of $1,397,889.

For the three months ended September 30, 2021, we had a loss of approximately $376,316, which consisted solely of formation and operating costs of $389,825, offset by trust income of $13,509.

For the period from March 10, 2021 (inception) through September 30, 2021, we had a loss of $445,035, which consisted solely of formation and operating costs of $458,544, offset by trust income of $13,509.

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

Offering costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-”Expenses of Offering”. Offering costs consist of legal, accounting, underwriting, fair value of founder shares transferred to Anchor Investors, and other costs incurred through the balance sheet date that are related to the IPO. Offering costs amounted to $16,074,841, for the Initial Public Offering and subsequent over-allotment. Total amount of Offering costs is allocated between redeemable shares and Public Warrants based on their relative fair values.

Net Income (Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income (loss) per share of common stock is computed by dividing the pro rata net income (loss) between the shares of redeemable common stock and the shares of non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to:

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

PART II – OTHER INFORMATION

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

WILLIAMS ROWLAND ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ David B. Williams
	Name:	David B. Williams
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Jonathan D. Rowland
	Name:	Jonathan D. Rowland
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Bobby Morovati
	Name:	Bobby Morovati
	Title:	Chief Financial Officer
(Principal Financial Officer)