Form 10-K
period 2022-12-31
Williams Rowland Acquisition Corp.
filed 2023-04-18
CIK 1855168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40659

WILLIAMS ROWLAND ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2603800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Post Road East
Westport, CT	06880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 353-7610

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one-half of one Warrant	NYSE American LLC

Common Stock, par value $0.0001 per share	NYSE American LLC

Warrants, each whole Warrant exercisable for one share of Common Stock at $11.50 per share	NYSE American LLC

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

At June 30, 2022, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $230,000,000.

The number of shares outstanding of the Registrant’s common stock as of April 17, 2023 was 9,216,135.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WILLIAMS ROWLAND ACQUISITION CORP.

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

Extension Meeting

On December 22, 2022, the Company held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting stockholders voted on and approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the deadline by which the Company must complete an initial business combination from January 29, 2023 to July 29, 2023 (or, if not a business day, to the next business day (the “Extended Date”). In connection with the approval of the Extension Amendment, the Company was required to give holders of its shares of Common Stock sold to the public (the “Public Shares”) the right to redeem their shares. Holders of an aggregate of 19,533,865 Public Shares exercised their redemption rights and did not subsequently reverse that decision. The per share redemption price was $ 10.31. After the redemption there was 3,466,135 Public Shares along with the 5,750,000 shares of Common Stock originally issued to the founders (the “Founders Shares”) that remained outstanding that remained outstanding as of December 31, 2022.

In connection with the Extension, the Company entered into Non-Redemption Agreements with certain stockholders which owned 2,431,454 Public Shares as of December 2, 2022, pursuant to which these stockholders have committed not to redeem their redeemable shares at the Extension. In consideration of this agreement, the Sponsor has agreed to transfer 345,674 shares its Common Stock to the Non-Redeeming Stockholders at the closing of the Business Combination.

At December 31, 2022, the remaining balance in the trust account after the redemptions in connection with the Extension Amendment was $35,902,882. None of the remaining funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination by the Extended Date, or (iii) if we seek to further amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination by such further extended date.

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

Our Company

David “Tiger” Williams and Jonathan Rowland are our sponsors and will serve as our Co-Chief Executive Officers and as members of our board of directors. Through them, we are affiliated with Williams Trading LLC and Mode Global Holdings PLC (each an “Affiliated Organization”). Williams Trading is 100% beneficially owned by Mr. Williams, its founder and Managing Member. Williams Trading is a world-class equities execution platform for institutional investors, including hedge funds, mutual funds, family offices and other asset managers. Mode Global Holdings PLC was founded by Mr. Rowland in 2015, and has launched a first-of-its-kind bitcoin app that allows users to access GBP, EUR and BTC accounts, and grow their digital assets, all in one place. Mr. Williams and Mr. Rowland will together serve as our executive leadership group (collectively, our “Executive Management”).

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

Our Independent Directors

Betsy L. Battle, is one of our independent board members. She is Chief Investment Officer and Founding Partner of Lone Peak Partners and brings more than four decades of financial services and investment experience to Williams Rowland. Ms. Battle also serves on the board of OPAL Fuels Inc. (Nasdaq: OPAL). Prior to founding Lone Peak in 2009, she was Director of Manager Selection and a member of the Management Committee at Soros Fund Management LLC, where, she managed multibillion dollar portfolios of external hedge funds for the Quantum group of funds and George Soros, and built the manager selection and due diligence processes as well as the multi-manager portfolio construction and monitoring methodologies. Prior to Soros, she held positions at Bankers Trust, Citicorp and JP Morgan, primarily as a manager in Global Sales and Trading. She currently serves on the Board of the University of North Carolina Kenan-Flagler Business School Foundation, the Board of Directors of the Breast Cancer Research Foundation, and the President’s Council of the Peconic Land Trust. Ms. Battle received a BA from the University of North Carolina at Chapel Hill in 1976.

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

Youlanda D. Deveaux is one of our independent board members. She serves as Regional Vice President for the Caribbean and Latin America for Mandara Spa (Bahamas) Ltd which is part of OneSpaWorld Group. She is a turnaround specialist experienced at identifying growth potential , business development, human resources, management and financial control systems for regional high-end luxury businesses at five-star resorts in three Caribbean countries. Ms. Deveaux received a BA from Mount Saint Vincent University and an MBA, with Distinction, from NOVA Southeastern University.

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

Members of our management team directly or indirectly own our common stock and our private placement warrants. This may also lead to individual conflicts of interest when we determine whether a particular target business is appropriate for our initial business combination or when we choose directors for the combined company. Any conflicts will be disclosed to shareholders prior to their vote on the initial business combination.

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

While we are in discussions with various parties regarding a potential business combination, we do not have any letters of intent or business combination agreements with any specific targets for an initial business combination selected.

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

Our sponsor and our officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination.

Initial Business Combination

NYSE American rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

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

In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE American’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

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

Financial Position

With funds available for an initial business combination as of December 31, 2022 in the amount of $27,852,882 (assuming no redemptions before non-reimbursable fees and expenses associated with our initial business combination but after payment of $8,050,000 of deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Selection of a Target Business and Structuring of our Initial Business Combination

NYSE American rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the NYSE American’s 80% of net assets test. There is no basis for investors in to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE American’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by NYSE American rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE American rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions prior to completion of our initial business combination.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account at the time of our initial public offering was initially anticipated to be approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will at the time of our initial business combination will be based upon the value of the trust account at that time and will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under NYSE American rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the NYSE American, we will be required to comply with such rules.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, Our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, as the founder shares held by our sponsor, officers and directors represent more than a majority of our outstanding shares, we would not need any of the public shares sold in the IPO that remain outstanding as of December 31, 2022 to be voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the Extended Date unless stockholders approve a further extension..

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until the Extended Date to complete our initial business combination. If we are unable to complete our initial business combination by the Extended Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

Our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by the Extended Date. However, if our sponsor, our officers or directors have acquired public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the Extended Date.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The New York Stock Exchange, under the symbol “WRAC.U” on July 27, 2021. The shares of common stock and warrants comprising the units began separate trading on the NYSE on September 16, 2021, under the symbols “WRAC” and “WRAC.W”, respectively. On February 7, 2023, trading of our securities on the NYSE was suspended as we had failed to comply with a continuing listing standard. Effective February 15, 2023, the units, common stock and warrants were transferred to NYSE American.

Holders of Record

As of December 31, 2022, there were 3,466,135 shares of our common stock that were issued and sold in our IPO that remained issued and outstanding held by one stockholder of record. The number of record holders does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of December 31, 2022, we have not yet commenced operations. All activity for the period from March 10, 2021 (inception) through December 31, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below, as well as the pursuit of a business combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds held in the Trust Account. We have selected December 31 as our fiscal year end.

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

If we are unable to complete a Business Combination by the Extended Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), our obligation under requirements of applicable law.

Extension Meeting

On December 22, 2022, the Company held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting stockholders voted on and approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the deadline by which the Company must complete an initial business combination from January 29, 2023 to July 29, 2023 (or, if not a business day, to the next business day (the “Extended Date”). In connection with the approval of the Extension Amendment, the Company was required to give holders of its shares of Common Stock sold to the public (the “Public Shares”) the right to redeem their shares. Holders of an aggregate of 19,533,865 Public Shares exercised their redemption rights and did not subsequently reverse that decision. The per share redemption price was $10.31. After the redemption, there was 3,466,135 Public Shares along with the 5,750,000 shares of Common Stock originally issued to the founders (the “Founders Shares”) that remained outstanding as of December 31, 2022.

At December 31, 2022, the remaining balance in the trust account after the redemptions in connection with the Extension Amendment was $35,902,882. None of the remaining funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination by the Extended Date, or (iii) if we seek to further amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination by such further extended date.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had $483,937 in our operating bank account and working capital deficiency of $296,666.

Our liquidity needs up to December 31, 2022, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Notes to the financial statements) for the founder shares and the loan under an unsecured promissory note, from the Sponsors, initially of up to $600,000 to cover expenses related to the Initial Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of December 31, 2022.

We anticipate that the $483,937 outside of the Trust Account as of December 31, 2022, will not be sufficient to allow us to operate until the Extended Date, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, we executed the Promissory Note to the Sponsors for an amount of $500,000. The Promissory Note is a part of $1,000,000 working capital facility described in the Note 5 to the financial statements. The Promissory Note is non-interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock of the Company. On November 15, 2021 the Company borrowed $125,000 under the Promissory Note which remained outstanding as of December 31, 2022 and 2021.

On June 29, 2022, the Company entered into a second promissory note to the Sponsor for the amount of $250,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $250,000 under this promissory note which was outstanding as of December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to the earlier of the close of its initial business combination or August 31, 2023.

On September 20, 2022, the Company entered into a third promissory note to the Sponsor for the amount of $300,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $300,000 under this promissory note which was outstanding as of December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to r the earlier of the close of its initial business combination or August 31, 2023.

Both promissory notes entered into in 2022, totaling $550,000 do not contain conversion provisions.

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

We have until the Extended Date to consummate a Business Combination. It is uncertain that it will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that the potential liquidity and capital constraints as described above, in addition to potential mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern through the earlier of one year from the issuance date of these financial statements or July 29, 2023. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after July 29, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

All of our activity from March 10, 2021 (inception) through December 31, 2022, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had net income of $1,020,172, which consisted of trust interest income of $3,191,516, offset by formation and operating costs of $1,570,699 and provision for income taxes of $600,645.

For the period from March 10, 2021 (inception) through December 31, 2021, we had a loss of $707,333, which consisted of formation and operating costs of $753,959, offset by trust interest income of $46,626.

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

Total deferred underwriting commissions was $8,050,000 as December 31, 2022, and 2021.

Administrative Support Agreement

We agreed to pay the Sponsor a total of $10,000 per month, commencing from the date of the IPO, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the following unremediated material weaknesses that were determined to exist in the year ended December 31, 2021 and continue to exist as of December 31, 2022:

●	Failure to properly evaluate and account for complex financial instruments, including classification of common stock subject to possible redemption, recognition of the overallotment liability on the IPO date, evaluation of the accounting for a convertible promissory note, evaluation of fair value of shares issued to Anchor Investors and proper classification of amounts owing to related parties.

●	Failure to accrue Connecticut Capital tax and NYSE American listing and annual fees in an appropriate and timely manner, overstatement of previously recorded amounts for Delaware Franchise tax, and FINRA fees, which necessitated the restatement of our September 30, 2021 Quarterly Report on Form 10-Q. Such restatement is included in the Note on Restatement of Previously Issued Financial Statements in the Annual Report on Form 10-K.

●	Failure to ensure completeness and accuracy of accruals, including unbilled legal expenses, as well as lack of review of the manual spreadsheet calculations.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, due to our determination of the material weaknesses in our disclosure controls, as described above, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

Not applicable

Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors are as follows:

Name	Age	Position
David “Tiger” Williams	60	Co-Chief Executive Officer and Director
Jonathan David Rowland	47	Co-Chief Executive Officer and Director
Bobby Morovati	50	Chief Financial Officer
Betsy L. Battle	68	Independent Director
William C. Kunkler	65	Independent Director
Youlanda D. Deveaux	58	Independent Director

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

Our Independent Directors

Betsy L. Battle is one of our independent board members. She is Chief Investment Officer and Founding Partner of Lone Peak Partners and brings more than four decades of financial services and investment experience to Williams Rowland. Ms. Battle also serves on the board of OPAL Fuels Inc. (Nasdaq: OPAL). Prior to founding Lone Peak in 2009, she was Director of Manager Selection and a member of the Management Committee at Soros Fund Management LLC, where, she managed multibillion dollar portfolios of external hedge funds for the Quantum group of funds and George Soros, and built the manager selection and due diligence processes as well as the multi-manager portfolio construction and monitoring methodologies. Prior to Soros, she held positions at Bankers Trust, Citicorp and JP Morgan, primarily as a manager in Global Sales and Trading. She currently serves on the Board of the University of North Carolina Kenan-Flagler Business School Foundation, the Board of Directors of the Breast Cancer Research Foundation, and the President’s Council of the Peconic Land Trust. Ms. Battle received a BA from the University of North Carolina at Chapel Hill in 1976.

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

Youlanda D. Deveaux is one of our independent board members. Since 2001, Ms. Deveaux serves as Regional Vice President for the Caribbean and Latin America for Mandara Spa (Bahamas) Ltd which is part of OneSpaWorld Group. She is a turnaround specialist experienced at identifying growth potential, business development, human resources, management and financial control systems for regional high-end luxury businesses at five-star resorts in three Caribbean countries. Ms. Deveaux received a BA from Mount Saint Vincent University and an MBA, with Distinction, from NOVA Southeastern University.

We believe Ms. Deveaux’s business experience makes her well qualified to serve on our board.

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

Number and Terms of Office of Officers and Directors

We have five directors. Each member of our board of directors will be elected at our annual meetings. In accordance with NYSE American corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE American.

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

Director Independence

NYSE American listing standards require that a majority of our board of directors be independent within the first year following the IPO. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Betsy L. Battle, William C. Kunkler and Youlanda D. Deveaux, are “independent directors” as defined in the NYSE American listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating committee. NYSE American rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE American rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Betsy L. Battle, William C. Kunkler and Youlanda D. Deveaux, serve as members of our audit committee, and Betsy L. Battle chairs the audit committee. Under the NYSE American listing standards applicable to smaller reporting companies and applicable SEC rules, we are required to have at least two members of the audit committee, all of whom must be independent. Each of Mr. Kunkler, Ms. Battle and Ms. Deveaux meet the independent director standard under the NYSE American listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Compensation Committee

We have established a compensation committee of the board of directors. Betsy L. Battle, William C. Kunkler and Youlanda D. Deveaux serve as members of our compensation committee. Under the NYSE American listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Ms. Battle, Mr. Kunkler and Ms. Deveaux are independent, and William C. Kunkler chairs the compensation committee.

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month, through the date of the completion of the initial Business Combination or our liquidation, for utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE American and the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Betsy L. Battle, William C. Kunkler and Youlanda D. Deveaux, each of whom is an independent director under the NYSE American’s listing standards. Youlanda D. Deveaux chairs the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Our sponsor and our officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by the Extended Date, as such may be extended by stockholder approval.

Investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination, have agreed to waive their redemption rights with respect to their founder shares in such situation. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to consummate our initial business combination by the Extended Date, although they will be entitled to such liquidating distributions with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Permitted transferees of the founder shares would be subject to the same restrictions.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Below is a table summarizing the entities to which our executive officers and directors and currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
David Williams	Williams Trading	Financial Services	Chief Executive Officer and Owner
Jonathan Rowland	Mode Global Holdings PLC	Financial Services	Executive Chairman; Directors
	Redwood Bank Ltd	Bank	Director
	Redwood Financial Partners Ltd	Bank Holding Company	Director
	Mode Global Ltd	Financial Services	Director
	Fibermode Ltd	Financial Services	Director
	JGOO Ltd	Financial Services	Director
	Fibere Ltd	Financial Services	Director
	Anglo Gulf Trade Bank Ltd.	Trade Finance	Director

Bobby Morovati	Williams Trading	Financial Services	Chief Financial Officer

Betsy Battle	Lone Peak Partners Management L.P. OPAL Fuels, Inc.	Investment Advisory Fuel	Founder and Chief Investment Officer Director

William C. Kunkler III	CC Industries, Inc.	Holding and Management Company	Executive Vice President of Operations
	Henry Crown and Company	Diversified Investment Company	Vice President
	AMR, Inc.	Food Processing Equipment Manufacturer	Director
	Duroc LLC	Agricultural Equipment Manufacturer	Directors
	Grinder Export Sales, Inc.	Food Processing Equipment Manufacturer	Director
	Hoegger Food Technology, Inc.	Food Processing Equipment Manufacturer	Director
	NIBCO Inc.	Manufacturer of plumbing fittings and supports	Director
	Montclair Capital Investments LLC	Investment Vehicle	Director
	Montclair Properties LLC	Investment Vehicle	Director
	Provisur Export Sales, Inc.	Food Processing Equipment Manufacturer	Director
	Provisur Technologies, Inc.	Food Processing Equipment Manufacturer	Director
Youlanda D. Deveaux	Mandara Spa/OneSpa World Group	Spa Management	Executive

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2023 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2023, we had 9,216,135 shares of common stock issued and outstanding consisting of 3,466,135 Public Shares and 5,750,000 Founders Shares.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 31, 2023.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
David “Tiger” Williams	3,389,421	36.8
Jonathan David Rowland	2,647,500	28.7
Bobby Morovati	20,000	*
Betsy L. Battle	20,000	*
William C. Kunkler	20,000	*
Youlanda D. Deveaux	--	*
All directors and executive officers as a group (6 individuals)	6,096,921	66.2%

Holders of 5% of more of our Common Stock (1)
Williams Rowland Sponsor LLC	2,647,500	9.21
WRAC, Ltd	2,647,500	9.21

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Williams Rowland Acquisition Corp., 450 Post Road East, Westport, CT 06880.

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

On September 7, 2021 the Company executed a Promissory Note to the Sponsor for an amount of $500,000. The Note is not interest bearing and is repayable at the earlier of the date of when the Company consummates a business combination with another entity, date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsor, in lieu of cash payment of the principal, the Sponsor may receive warrants to purchase Common Stock of the Company at a per share exercise price of $11.50 per share. The Conversion Warrants are identical to the warrants issued by the Company to the Sponsor in a private placement in connection with the Company’s initial public offering. The Company borrowed $125,000 on November 15, 2021 under the Promissory Note, which was outstanding as of December 31, 2022, and 2021.

On June 29, 2022, the Company entered into a second promissory note to the Sponsor for the amount of $250,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to the earlier of the close of its initial business combination or August 31, 2023.

On September 20, 2022, the Company entered into a third promissory note to the Sponsor for the amount of $300,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to the earlier of the close of its initial business combination or August 31, 2023.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On September 7, 2021, we entered into a promissory note to borrow up to $500,000 from our Sponsor. This loan is convertible at the option of the lender into warrants at the rate of one warrant for each $1.00 outstanding. On November 15, 2021 $125,000 had been borrowed under this promissory note and remained outstanding as of December 31, 2022 and 2021. On June 29, 2022, we entered into a second promissory note to the Sponsor for the amount of $250,000. The note is non-interest bearing and was payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. We borrowed $250,000 under this promissory note which was outstanding as of December 31, 2022. On January 20, 2023, the terms of repayment of this note were updated to reflect its repayment at the earlier of the close of its initial business combination or August 31, 2023. In addition, On September 20, 2022, we entered into a third promissory note to the Sponsor for the amount of $300,000. The note is non-interest bearing and was payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $300,000 under this promissory note which was outstanding as of December 31, 2022. On January 20, 2023, the terms of repayment of this note were updated to reflect its repayment at the earlier of the close of its initial business combination or August 31, 2023. Both notes, in which we entered in 2022 did not include any conversion provisions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the year ended December 31, 2022 and the period from March 10, 2021 (inception) through December 31, 2021 totaled $ 186,945 and $121,613, respectively. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards during the year ended December 31, 2022 and during the period from March 10, 2021 (inception) through December 31, 2021.

Tax Fees. We incurred fees of $ 7,313 and $8,050 to Marcum LLP for tax compliance during the year ended December 31, 2022 and during period from March 10, 2021 (inception) through December 31, 2021, respectively.

All Other Fees. We did not pay Marcum LLP for other services during the year ended December 31, 2022 and during the period from March 10, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 26, 2021, by and between Registrant and Oppenheimer & Co, as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021)
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 23, 2022)
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 25, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 25, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 25, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 25, 2021)
4.4	Warrant Agreement, dated July 26, 2021 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021
4.5	Description of Securities
10.1	Letter Agreement, dated July 26, 2021, among the Registrant and its officers, directors and initial stockholders, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021)
10.2	Investment Management Trust Agreement, dated July 26, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021)
10.3	Registration Rights Agreement, dated July 26, 2021, among the Registrant and certain stockholders of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021)
10.4	Administrative Services Agreement, dated July 26, 2021, by and between the Registrant and OPY Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021)
10.5	Indemnity Agreement, dated July 26, 2021, among the Registrant and each of the officers and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 30, 2021)
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

Item 16 Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS ROWLAND ACQUISITION CORP.

Dated: April 17, 2023	By:	/s/ David B. Williams
	Name:	David B. Williams
	Title:	Co- Chief Executive Officer

Dated: April 17, 2023	WILLIAMS ROWLAND ACQUISITION CORP.

	By:	/s/ Jonathan D. Rowland
	Name:	Jonathan D. Rowland
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David B. Williams	Co-Chief Executive Officer	April 17, 2023
David B. Williams	(Co-Principal Executive Officer)

/s/ Jonathan D. Rowland	Co-Chief Executive Officer	April 17, 2023
Jonathan D. Rowland	(Co-Principal Executive Officer)

/s/ Bobby Morovati	Chief Financial Officer
Bobby Morovati	(Principal Financial and Accounting Officer)	April 17, 2023

/s/ Betsy Battle
Betsy Battle	Director	April 17, 2023

/s/ William Kunkler
William Kunkler	Director	April 17, 2023

/s/ Youlanda Deveaux
Youlanda Deveaux	Director	April 17, 2023

WILLIAMS ROWLAND ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Williams Rowland Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Williams Rowland Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 10, 2021 through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 17, 2023

WILLIAMS ROWLAND ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021

Assets
Current Assets
Cash	$483,937	$613,068
Prepaid expenses	214,912	372,059
Total current assets	698,849	985,127
Prepaid expenses – non-current portion	—	209,104
Cash and Investments held in trust account	35,902,882	234,646,626
Total Assets	$36,601,731	$235,840,857

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$545,691	$550,862
Income taxes payable	500,645	—
Promissory note – related party	675,000	125,000
Total Current liabilities	1,721,336	675,862
Deferred underwriters’ discount	8,050,000	8,050,000
Total Liabilities	9,771,336	8,725,862

Commitments and Contingencies
Common stock subject to redemption, 3,466,135 and 23,000,000 shares at redemption value of $10.02 and $10.20 as of December 31, 2022 and 2021, respectively.	35,057,894	234,600,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 shares issued and outstanding (excluding 3,466,135 and 23,000,000 shares subject to possible redemption)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,228,074)	(7,485,580)
Total Stockholders’ Deficit	(8,227,499)	(7,485,005)
Total Liabilities and Stockholders’ Deficit	$36,601,731	$235,840,857

The accompanying notes are an integral part of the financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from March 10, 2021 (Inception) through December 31, 2021
Formation and operating costs	$1,570,699	$753,959
Loss from operations	(1,570,699)	(753,959)

Other income:
Trust interest income	3,191,516	46,626
Total other income	3,191,516	46,626

Income (Loss) before provision for income taxes	1,620,817	(707,333)
Provision for income taxes	(600,645)	—
Net income (loss)	$1,020,172	$(707,333)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	22,518,343	22,865,385
Basic and diluted net income (loss) per share	$0.04	$(0.03)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,750,000	5,376,263
Basic and diluted net income (loss) per share	$0.04	$(0.03)

The accompanying notes are an integral part of the financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – March 10, 2021 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	5,750,000	575	24,425	—	25,000
Fair value of 11,500,000 Public Warrants, net of allocated offering costs	—	—	10,806,744	—	10,806,744
Proceeds of 11,100,000 Private Placement Warrants	—	—	11,100,000	—	11,100,000
Fair value of Founder Shares transferred to Anchor Investors	—	—	2,772,169	—	2,772,169
Remeasurement of redeemable common stock	—	—	(24,703,338)	(6,778,247)	(31,481,585)
Net income (loss)	—	—	—	(707,333)	(707,333)
Balance – December 31, 2021	5,750,000	575	—	(7,485,580)	(7,485,005)
Capital contribution made by Sponsor related to the shareholder non-redemption agreement			1,733,871		1,733,871
Cost of raising capital related to the shareholder non-redemption agreement			(1,733,871)		(1,733,871)
Remeasurement of common stock to possible redemption	—	—	—	(1,762,666)	(1,762,666)
Net income	—	—	—	1,020,172	1,020,172
Balance – December 31, 2022	5,750,000	$575	$—	$(8,228,074)	$(8,227,499)

The accompanying notes are an integral part of the financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from March 10, 2021 (Inception) Through December 31, 2021
Cash flows from operating activities:
Net income (loss)	$1,020,172	$(707,333)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trust interest income	(3,191,516)	(46,626)
Changes in current assets and liabilities:
Prepaid expenses	366,252	(581,163)
Accounts payable and accrued expenses	(5,172)	550,862
Income taxes payable	500,646	—
Net cash used in operating activities	(1,309,618)	(784,260)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(234,600,000)
Cash withdrawn from Trust Account for redemptions	201,304,772
Cash withdrawn from Trust Account to pay taxes	630,487	—
Net cash provided by (used in) investing activities	201,935,259	(234,600,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discount	—	225,400,000
Proceeds from issuance of Private Placement Warrants	—	11,100,000
Proceeds from sale of founder shares to initial stockholders	—	25,000
Proceeds from issuance of convertible promissory note to related party	550,000	225,000
Repayment of promissory note to related party	—	(100,000)
Payment of deferred offering costs	—	(652,672)
Redemption of common stock	(201,304,772)	—
Net cash (used in) provided by financing activities	(200,754,772)	235,997,328

Net change in cash	(129,131)	613,068
Cash, beginning of the period	613,068	—
Cash, end of the period	$483,937	$613,068
Supplemental disclosure of cash flow information:
Remeasurement of common stock to possible redemption	$1,762,666	$31,481,585
Income taxes paid	$100,000	—
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$8,050,000

The accompanying notes are an integral part of the financial statements.

Note 1 — Organization and Business Operations

Williams Rowland Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has initiated discussions with a potential target, but has not selected any Business Combination target. The Company may pursue an initial business combination target in any business or industry.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through December 31, 2022 relates to the Company’s formation and operation and the Initial Public Offering (“IPO” or “Public Offering”) and the pursuit of a business combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash, the Trust Account (as defined below) and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on July 29, 2021, and the subsequent full exercise of the underwriters’ over-allotment option on August 5, 2021 of $236,500,000 (comprised of $205,900,000 from the IPO and $30,600,000 from the over-allotment) from the net proceeds of the sale of the Units, including a portion of the proceeds from the sale of the Private Placement Warrants, $234,600,000 ($10.20 per Unit) was placed in the trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee and $1,900,000 of the total proceeds of the public and private offering was deposited into the Company’s Operating Bank account on July 30, 2021. These funds are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of the public shares to seek redemption in connection with the initial Business Combination or the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public stockholders.

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

On December 22, 2022, the Company held a special meeting of stockholders (the “Meeting’), At the Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Charter Amendment”), giving the Company the right to the date by which the Company has to consummate a business combination up to six (6) times (the “Charter Amendment”), each such extension for an additional one (1) month period (each an “Extension”), from January 29, 2023 to July 29, 2023 (or, if not a business day, the next business day thereafter) (such date actually extended being referred to as the “Extended Termination Date”). In connection with the vote on the Charter Amendment at the Special Meeting, a total of 19,533,865 shares of common stock were submitted for redemption, for the total amount of 201,304,772.

In connection with the Extension the Company entered into Non-Redemption Agreements with certain stockholders which owned 2,431,454 of Common stock, pursuant to which these stockholders have committed not to redeem their redeemable shares during the vote. In consideration of this agreement, the Sponsor has agreed to transfer 345,674 of its Common Stock to the Non-Redeeming Stockholders.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had $483,937 in its operating bank account and working capital deficiency of $296,666.

The Company’s liquidity needs up to December 31, 2022, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note, from the Sponsors, initially of up to $600,000 to cover expenses related to the Initial Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of December 31, 2022.

The Company anticipates that the $483,937 outside of the Trust Account as of December 31, 2022, will not be sufficient to allow the Company to operate until July 29, 2023, the Extended Termination Date, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, the Company executed a convertible promissory note to the Sponsors for an amount of $500,000 (the “Promissory Note”). The Promissory Note is a part of $1,000,000 working capital facility described in the Note 5. The Promissory Note is non-interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock of the Company. The Company had borrowed $125,000 on November 15, 2021, under the Promissory Note, which remained outstanding as of December 31, 2022, and 2021.

On June 29, 2022, the Company entered into a second promissory note to the Sponsor for the amount of $250,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $250,000 under this promissory note which was outstanding as of December 31, 2022. On January 20, 2023, the terms of repayment of this note were updated to reflect its repayment at the earlier of the close of its initial business combination or August 31, 2023.

On September 20, 2022, the Company entered into a third promissory note to the Sponsor for the amount of $300,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $300,000 under this promissory note which was outstanding as of December 31, 2022. On January 20, 2023, the terms of repayment of this note were updated to reflect its repayment at the earlier of the close of its initial business combination or August 31, 2023.

Both notes entered into in 2022 did not include conversion features.

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

The Company has until July 29, 2023 or Extended Termination Date, to consummate a Business Combination. It is uncertain that it will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that liquidity issues and capital constraints as described above, in addition to the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance date of these financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after July 29, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Impact of the Military Conflict in Ukraine

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $483,937 and $613,068 in cash and no cash equivalents as of December 31, 2022 and 2021, respectively.

Investment Held in Trust Account

The assets held in the Trust Account were held in cash and U.S. Treasury Bills with a maturity of 185 days or less At December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company withdrew from the Trust Account $201,304,772 to pay for redemption of common stock and $630,487 to pay its tax obligations, including Delaware franchise tax, as well federal and Connecticut income and capital taxes.

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

Management has determined that there has been no impairment to carrying value of the assets held in the Trust Account as of December 31, 2022, and 2021.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for its outstanding warrants as equity-instruments since the initial public offering.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Promissory Note of the Company entered into September 9, 2021 includes conversion feature, the value of which is de minimis.

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

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense. The value of conversion feature included in the convertible promissory note was de minimis as of December 31, 2022.

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

As of December 31, 2022 and 2021, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross Proceeds from IPO	$230,000,000
Less:
Issuance costs related to redeemable common stock	(15,262,797)
Proceeds allocated to Public Warrants, based on the estimated fair value as of date of the IPO	(11,618,788)
Plus:
Remeasurement of common stock to redemption value	31,481,585
Common stock subject to possible redemption (December 31, 2021)	234,600,000
Less:
Redemptions of common stock	(201,304,772)
Plus:
Remeasurement of common stock to redemption value	1,762,666
Common stock subject to possible redemption (December 31, 2022)	$35,057,894

The Company used the following assumptions and inputs in determining the fair value of Public Warrants as of the date of the IPO (July 29, 2021):

Inputs
Exercise price	$11.50
Volatility	18.9%
Expected term to warrant expiration	6.13 years
Risk-free-rate	0.91%
Dividend yield	0
Stock price	$9.49

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

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

			For the Period from
			March 10, 2021
	For the Year Ended		(Inception) through
	December 31, 2022		December 31, 2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$812,661	$207,511	$(572,681)	$(134,652)
Denominator:
Basic and diluted weighted average shares outstanding	22,518,343	5,750,000	22,865,385	5,376,263
Basic and diluted net income (loss) per common stock	$0.04	$0.04	$(0.03)	$(0.03)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Standards

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on its financial statements.

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

On December 22, 2022, 19,533,865 shares of Common Stock were submitted for redemption.

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

On June 26, 2021, the Sponsor transferred 40,000 of Founder Shares to three of the Company’s directors and the Chief Financial Officer (“CFO”) in recognition of and compensation for their future services to the Company. The assignment of the Founder Shares to the Company’s directors and CFO is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 40,000 Founder Shares granted to the Company’s directors and CFO was $295,698 or approximately $7.39 per share. The Founder Shares were assigned to directors and advisor effectively assigned subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2022 and 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

The Company used the following assumptions in estimating fair value of Sponsor Shares transferred to Company’s directors , the CFO and the Anchor Investors:

Inputs
Stock price	$9.66
Discount for lack of marketability	10%
Probability of not completing IPO	0%
Probability of not completing successful business combination	15%

On December 14, 2022, the Company entered into Non-Redemption Agreements with certain stockholders pursuant to which these stockholders have committed not to redeem their redeemable shares in connection with the extension vote. In consideration of this agreement, the Sponsor has agreed to transfer a portion of its Common Stock to the Non-Redeeming Stockholders. The Company estimated the aggregate fair value of the 345,674 founders shares attributable to the Non-Redeeming Stockholders to be $1,733,871 or $5.02 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the Sponsor in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was recorded against additional paid-in capital.

The Company used the Monte Carlo simulation model and the following assumptions in determining the fair value of founder shares transferred to the stockholders that did not redeem their redeemable shares at the extension meeting.

Inputs
Stock price	$10.24
Volatility	8.1%
Expected term to warrant expiration	0.6 years
Risk-free-rate	4.67%
Dividend yield	0

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

Promissory Notes with Sponsor

The Sponsors agreed to loan the Company up to $600,000 to be used for a portion of the expenses of the Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of August 31, 2021 or the closing of the Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of December 31, 2022.

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

On September 7, 2021, the Company executed a Promissory Convertible Note with the Sponsor for an amount of $500,000, as part of the Working Capital Loan facility and under the aforementioned terms, including a conversion option. The Promissory Note is non-interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. On November 15, 2021 the Company borrowed $125,000 under the Promissory Note, which was outstanding as of December 31, 2022 and 2021. The conversion option included in the Promissory Note is considered an embedded derivative and is remeasured at the end of each reporting period, using Monte Carlo simulation method. The value of the conversion feature was de minimis as of December 31, 2022, and 2021.

On June 29, 2022, the Company entered into a second promissory note to the Sponsor for the amount of $250,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $250,000 under this promissory note which was outstanding as of December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to t the earlier of the close of its initial business combination or August 31, 2023.

On September 20, 2022, the Company entered into a third promissory note to the Sponsor for the amount of $300,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $300,000 under this promissory note which was outstanding as of December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to the earlier of the close of its initial business combination or August 31, 2023.

Both promissory notes entered into in 2022, totaling $550,000 do not contain conversion provisions.

Administrative Service Fee

The Company has entered into an administrative services agreement on July 26, 2021, commencing on that date, pursuant to which the Company will pay an affiliate of the Sponsors a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company recorded $120,000 of administrative service fees which are included in formation and operating costs in the accompanying statements of operations. For the period from March 10, 2021 (inception) through December 31, 2021, the Company recorded $51,935, of administrative service fees, which are included in formation and operating costs in the accompanying statements of operations. No amounts were outstanding for the administrative services at December 31, 2022 and 2021.

Note 6 — Investments Held in Trust Account

At December 31, 2022 and 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the year ended December 31, 2022, the Company withdrew $ 201,304,772 from the Trust Account to pay for redemptions of Common Stock and $630,487 for estimated taxes.

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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2022 and 2021 are as follows:

	Amortized Cost and Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury Securities	$—	$—	$—	$—
Cash held in Trust Account	35,902,882	—	—	35,902,882
	$35,902,882	$—	$—	$35,902,882

	Amortized Cost and Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$234,645,916	$—	$(20,436)	$234,625,480
Cash held in Trust Account	710	—	—	710
	$234,646,626	$—	$(20,436)	$234,626,190

The Face Value of the U.S. Treasury Securities held in Trust was $0 and $234,815,000 at December 31, 2022 and 2021, respectively.

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

Note 8 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the Common stock are entitled to one vote for each common stock. As of December 31, 2022 and 2021, there were 5,750,000 shares of Common stock issued and outstanding, excluding 3,466,135 and 23,000,000 shares subject to possible redemption, which are presented as temporary equity, as of December 31, 2022 and 2021, respectively.

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

Note 9 — Income Tax

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$98,704
Startup/Organization Expenses	390,293	91,711
Total deferred tax assets	390,293	190,415
Valuation Allowance	(390,293)	(190,415)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$468,557	$—
Deferred	155,924	(148,540)

State and Local
Current	132,088	—
Deferred	43,956	(41,875)

Change in valuation allowance	(199,880)	190,415

Income tax provision	$600,645	$—

As of December 31, 2022 and 2021, the Company has $0 and $76,998, respectively, of U.S. federal net operating loss carryovers, which do not expire and $0 and $98,704, respectively, of net operating loss carryovers, which may be carried forward until utilized, up to a maximum of 20 years, available to offset future taxable income in respective jurisdictions.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $199,880. For the period from March 10, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $190,415.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	5.92%	5.92%
Excess of state capital tax over state income tax	(3.29)%	0.00%
Valuation allowance	13.43%	(26.92)%
Income tax provision	37.06%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 20, 2023, the Company amended its promissory notes issued to the Sponsor to extend their maturity date to the earlier of the close of its initial business combination or August 31, 2023.