Form 10-Q
period 2023-03-31
Williams Rowland Acquisition Corp.
filed 2023-05-22
CIK 1855168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	WRAC	NYSE American LLC
Warrants	WRAC WS	NYSE American LLC
Units	WRAC U	NYSE American LLC

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

As of May 19, 2023, 9,216,135 shares of common stock, par value $0.0001 per share, were issued and outstanding.

WILLIAMS ROWLAND ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)

Assets
Current Assets
Cash	$2,674	$483,937
Prepaid expenses	184,840	214,912
Total current assets	187,514	698,849
Cash and Investments held in trust account	36,156,852	35,902,882
Total Assets	$36,344,366	$36,601,731

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$422,629	$545,691
Income taxes payable	569,126	500,645
Promissory note – related party	675,000	675,000
Total Current liabilities	1,666,755	1,721,336
Deferred underwriters’ discount	8,050,000	8,050,000
Total Liabilities	9,716,755	9,771,336

Commitments and Contingencies
Common stock subject to redemption, 3,466,135 shares at redemption value of $10.19 and $10.02 as of March 31, 2023 and December 31, 2022, respectively.	35,332,145	35,057,894

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 shares issued and outstanding (excluding 3,466,135 shares subject to possible redemption)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,705,109)	(8,228,074)
Total Stockholders’ Deficit	(8,704,534)	(8,227,499)
Total Liabilities and Stockholders’ Deficit	$36,344,366	$36,601,731

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$516,936	$448,364
Loss from operations	(516,936)	(448,364)

Other income:
Trust interest income	415,175	87,457
Total other income, net	415,175	87,457

Loss before provision for income taxes	(101,761)	(360,907)
Provision for income taxes	(101,024)	—
Net loss	$(202,785)	$(360,907)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	3,466,135	23,000,000

Basic and diluted net loss per share	$(0.02)	$(0.01)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,750,000	5,750,000

Basic and diluted net loss per share	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,750,000	$575	$—	$(8,228,074)	$(8,227,499)
Remeasurement of Class A common stock to possible redemption	—	—	—	(274,251)	(274,251)
Net loss	—	—	—	(202,785)	(202,785)
Balance as of March 31, 2023	5,750,000	$575	$—	$(8,705,109)	$(8,704,534)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(7,485,580)	$(7,485,005)
Net loss	—	—	—	(360,907)	(360,907)
Balance as of March 31, 2022	5,750,000	$575	$—	$(7,846,487)	$(7,845,912)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(202,785)	$(360,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(415,175)	(87,457)
Changes in current assets and liabilities:
Prepaid expenses	30,072	92,915
Due from related party	—	—
Accrued payable and expenses	(123,061)	159,127
Income taxes payable	68,481	—
Net cash used in operating activities	(642,468)	(196,322)

Cash flows from investing activities:
Redemption of trust investments to pay taxes	161,205	—
Net cash provided by investing activities	161,205	—

Net change in cash	(481,263)	(196,322)
Cash, beginning of the period	483,937	613,068
Cash, end of the period	$2,674	$416,746
Supplemental disclosure of cash flow information:
Remeasurement of common stock to possible redemption	$274,251	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through March 31, 2023 relates to the Company’s formation and operation and the Initial Public Offering (“IPO” or “Public Offering”) and the pursuit of a business combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash, the Trust Account (as defined below) and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On December 22, 2022, the Company held a special meeting of stockholders (the “Meeting’), At the Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Charter Amendment”), giving the Company the right to the date by which the Company has to consummate a business combination up to six (6) times (the “Charter Amendment”), each such extension for an additional one (1) month period (each an “Extension”), from January 29, 2023 to July 29, 2023 (or, if not a business day, the next business day thereafter) (such date actually extended being referred to as the “Extended Termination Date”). In connection with the vote on the Charter Amendment at the Special Meeting, a total of 19,533,865 shares of common stock were submitted for redemption, for the total amount of $201,304,772.

On December 14, 2022, in connection with the Extension the Company entered into Non-Redemption Agreements with certain stockholders which owned 2,431,454 of Common stock, pursuant to which these stockholders have committed not to redeem their redeemable shares during the vote. In consideration of this agreement, the Sponsor has agreed to transfer 345,674 of its common stock to the Non-Redeeming Stockholders.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $2,674 in its operating bank account and working capital deficiency of $773,906.

The Company’s liquidity needs up to March 31, 2023, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note, from the Sponsors, initially of up to $600,000 to cover expenses related to the Initial Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of March 31, 2023.

The Company anticipates that the $2,674 outside of the Trust Account as of March 31, 2023, will not be sufficient to allow the Company to operate until July 29, 2023, the Extended Termination Date, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, the Company executed a convertible promissory note to the Sponsors for an amount of $500,000 (the “Promissory Note”). The Promissory Note is a part of $1,000,000 working capital facility described in the Note 5. The Promissory Note is non-interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock of the Company. The Company had borrowed $125,000 on November 15, 2021, under the Promissory Note, which remained outstanding as of March 31, 2023 and December 31, 2022.

On June 29, 2022, the Company entered into a second promissory note to the Sponsor for the amount of $250,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $250,000 under this promissory note which was outstanding as of March 31, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were updated to reflect its repayment at the earlier of the close of its initial business combination or August 31, 2023.

On September 20, 2022, the Company entered into a third promissory note to the Sponsor for the amount of $300,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $300,000 under this promissory note which was outstanding as of March 31, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were updated to reflect its repayment at the earlier of the close of its initial business combination or August 31, 2023.

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

The Company has until July 29, 2023 or Extended Termination Date, to consummate a Business Combination. It is uncertain that it will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that liquidity issues and capital constraints as described above, in addition to the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance date of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after July 29, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Risks and Uncertainties

Impact of COVID-19

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on April 18, 2023.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,674 and $483,937 in cash and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Investment Held in Trust Account

The assets held in the Trust Account were held in cash and U.S. Treasury Bills with a maturity of 185 days or less at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, the Company withdrew from the Trust Account $161,205 to pay its tax obligations, including Delaware franchise tax, as well as federal and Connecticut income and capital taxes.

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

Management has determined that there has been no impairment to carrying value of the assets held in the Trust Account as of March 31, 2023, and December 31, 2022.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Promissory Note of the Company entered into September 7, 2021 includes conversion feature, the value of which is de minimis as of March 31, 2023 and December 31, 2022.

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

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense. The value of conversion feature included in the convertible promissory note was de minimis as of March 31, 2023 and December 31, 2022.

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

As of March 31, 2023 and December 31, 2022, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross Proceeds from IPO	$230,000,000
Less:
Issuance costs related to redeemable common stock	(15,262,797)
Proceeds allocated to Public Warrants, based on the estimated fair value as of date of the IPO	(11,618,788)
Plus:
Remeasurement of common stock to redemption value	31,481,585
Common stock subject to possible redemption (December 31, 2021)	234,600,000
Less:
Redemptions of common stock	(201,304,772)
Plus:
Remeasurement of common stock to redemption value	1,762,666
Common stock subject to possible redemption (December 31, 2022)	$35,057,894
Plus:
Remeasurement of common stock to redemption value	274,251
Common stock subject to possible redemption (March 31, 2023)	$35,332,145

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

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Common Stock subject to possible redemption	Non-redeemable common stock	Common Stock subject to possible redemption	Non-redeemable common stock
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(76,266)	$(126,519)	$(288,726)	(72,181)
Denominator:
Basic and diluted weighted average shares outstanding	3,466,135	5,750,000	23,000,000	5,750,000
Basic and diluted net loss per common stock	$(0.02)	$(0.02)	$(0.01)	(0.01)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

Our effective tax rate was (99.28)% and 0.00% for the three months ended March 31, 2023 and 2022, respectively.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on its unaudited condensed financial statements.

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

On December 22, 2022, 19,533,865 shares of Common Stock were redeemed, with 3,466,135 shares outstanding as of December 31, 2022..

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

On June 26, 2021, the Sponsor transferred 40,000 of Founder Shares to three of the Company’s directors and the Chief Financial Officer (“CFO”) in recognition of and compensation for their future services to the Company. The assignment of the Founder Shares to the Company’s directors and CFO is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 40,000 Founder Shares granted to the Company’s directors and CFO was $295,698 or approximately $7.39 per share. The Founder Shares were assigned to directors and advisor effectively assigned subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2023 and December 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Promissory Notes with Sponsor

The Sponsors agreed to loan the Company up to $600,000 to be used for a portion of the expenses of the Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of August 31, 2021 or the closing of the Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of March 31, 2023.

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

On September 7, 2021, the Company executed a Promissory Convertible Note with the Sponsor for an amount of $500,000, as part of the Working Capital Loan facility and under the aforementioned terms, including a conversion option. The Promissory Note is non-interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. On November 15, 2021 the Company borrowed $125,000 under the Promissory Note, which was outstanding as of March 31, 2023 and December 31, 2022. The conversion option included in the Promissory Note is considered an embedded derivative and is remeasured at the end of each reporting period, using Monte Carlo simulation method. The value of the conversion feature was de minimis as of March 31, 2023 and December 31, 2022.

On June 29, 2022, the Company entered into a second promissory note to the Sponsor for the amount of $250,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $250,000 under this promissory note which was outstanding as of March 31, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to t the earlier of the close of its initial business combination or August 31, 2023.

On September 20, 2022, the Company entered into a third promissory note to the Sponsor for the amount of $300,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $300,000 under this promissory note which was outstanding as of March 31, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to the earlier of the close of its initial business combination or August 31, 2023.

Both promissory notes entered into in 2022, totaling $550,000 do not contain conversion provisions.

Administrative Service Fee

The Company has entered into an administrative services agreement on July 26, 2021, commencing on that date, pursuant to which the Company will pay an affiliate of the Sponsors a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, the Company recorded $30,000, of administrative service fees, which are included in formation and operating costs in the accompanying statements of operations. For the three months ended March 31, 2022, the Company recorded $30,000, of administrative service fees, in connection with this agreement. $10,000 and $0 were outstanding for the administrative services at March 31, 2023 and at December 31, 2022, respectively.

Note 6 — Investments Held in Trust Account

At March 31, 2023 and at December 31, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the three months ended March 31, 2023, the Company withdrew $161,205 from the Trust Account to pay for estimated taxes.

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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2023 and December 31, 2022 are as follows:

	Amortized Cost and Carrying Value as of March 31, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Cash held in Trust Account	$982	$—	$—	$982
U.S. Treasury Securities	36,155,870	3,656	—	36,159,526
	$36,156,852	$3,656	$—	$36,160,508

	Amortized Cost and Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury Securities	$—	$—	$—	$—
Cash held in Trust Account	35,902,882	—	—	35,902,882
	$35,902,882	$—	$—	$35,902,882

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

Note 8 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the Common stock are entitled to one vote for each common stock. As of March 31, 2023 and December 31, 2022, there were 5,750,000 shares of Common stock issued and outstanding, excluding 3,466,135 shares subject to possible redemption, which are presented as temporary equity, as of March 31, 2023 and December 31, 2022, respectively.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

As of March 31, 2023, we have not yet commenced operations. All activity for the period from March 10, 2021 (inception) through March 31, 2023 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below, as well as the pursuit of a business combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds held in the Trust Account. We have selected December 31 as our fiscal year end.

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

Extension Meeting

On December 22, 2022, the Company held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting stockholders voted on and approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the deadline by which the Company must complete an initial business combination from January 29, 2023 to July 29, 2023 (or, if not a business day, to the next business day (the “Extended Date”). In connection with the approval of the Extension Amendment, the Company was required to give holders of its shares of Common Stock sold to the public (the “Public Shares”) the right to redeem their shares. Holders of an aggregate of 19,533,865 Public Shares exercised their redemption rights and did not subsequently reverse that decision. The per share redemption price was $10.31. After the redemption, there was 3,466,135 Public Shares along with the 5,750,000 shares of Common Stock originally issued to the founders (the “Founders Shares”) that remained outstanding as of March 31, 2023.

At March 31, 2023, the remaining balance in the trust account after the redemptions in connection with the Extension Amendment was $36,156,852. None of the remaining funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination by the Extended Date, or (iii) if we seek to further amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination by such further extended date.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, we had $2,674 in our operating bank account and working capital deficiency of $773,906.

Our liquidity needs up to March 31, 2023, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Notes to the financial statements) for the founder shares and the loan under an unsecured promissory note, from the Sponsors, initially of up to $600,000 to cover expenses related to the Initial Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of March 31, 2023.

We anticipate that the $2,674 outside of the Trust Account as of March 31, 2023, will not be sufficient to allow us to operate until the Extended Date, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, we executed the Promissory Note to the Sponsors for an amount of $500,000. The Promissory Note is a part of $1,000,000 working capital facility described in the Note 5 to the financial statements. The Promissory Note is non-interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock of the Company. On November 15, 2021 the Company borrowed $125,000 under the Promissory Note which remained outstanding as of March 31, 2023 and December 31, 2022.

On June 29, 2022, the Company entered into a second promissory note to the Sponsor for the amount of $250,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $250,000 under this promissory note which was outstanding as of March 31, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to the earlier of the close of its initial business combination or August 31, 2023.

On September 20, 2022, the Company entered into a third promissory note to the Sponsor for the amount of $300,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $300,000 under this promissory note which was outstanding as of March 31, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to r the earlier of the close of its initial business combination or August 31, 2023.

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

We have until the Extended Date to consummate a Business Combination. It is uncertain that it will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that the potential liquidity and capital constraints as described above, in addition to potential mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern through the earlier of one year from the issuance date of these unaudited condensed financial statements or July 29, 2023. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after July 29, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

All of our activity from March 10, 2021 (inception) through March 31, 2023, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had a net loss of $202,785, which consisted of trust interest income of $415,175, offset by of formation and operating costs of $516,936 and provision for income taxes of $101,024.

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

Total deferred underwriting commissions was $8,050,000 as March 31, 2023 and December 31, 2022.

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

Offering costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-” Expenses of Offering”. Offering costs consist of legal, accounting, underwriting, fair value of founder shares transferred to Anchor Investors, and other costs incurred through the balance sheet date that are related to the IPO. Offering costs amounted to $16,074,841, for the Initial Public Offering and subsequent over-allotment. Total amount of Offering costs is allocated between redeemable shares and Public Warrants based on their relative fair values.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to:

●	Failure to properly evaluate and account for complex financial instruments, including classification of common stock subject to possible redemption, recognition of the overallotment liability on the IPO date, evaluation of the accounting for a convertible promissory note, evaluation of fair value of shares issued to Anchor Investors and proper classification of amounts owing to related parties.

●	Failure to accrue Connecticut Capital tax and NYSE listing and annual fees in an appropriate and timely manner, overstatement of previously recorded amounts for Delaware Franchise tax, and FINRA fees, which necessitated the restatement of our March 31, 2022 Quarterly Report on Form 10-Q. Such restatement is included in the Note on Restatement of Previously Issued Financial Statements in the Annual Report on Form 10-K.

●	Failure to ensure completeness and accuracy of accruals, including unbilled legal expenses, as well as lack of review of the manual spreadsheet calculations.

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

WILLIAMS ROWLAND ACQUISITION CORP.

Date: May 19, 2023	By:	/s/ David B. Williams
	Name:	David B. Williams
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2023	By:	/s/ Jonathan D. Rowland
	Name:	Jonathan D. Rowland
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2023	By:	/s/ Bobby Morovati
	Name:	Bobby Morovati
	Title:	Chief Financial Officer
(Principal Financial Officer)