Form 10-Q
period 2023-06-30
Williams Rowland Acquisition Corp.
filed 2023-08-22
CIK 1855168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	WRAC	NYSE American LLC
Warrants	WRAC WS	None
Units	WRAC U	NYSE American LLC

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

As of August 18, 2023, 8,347,265 shares of common stock, par value $0.0001 per share, were issued and outstanding.

WILLIAMS ROWLAND ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)

Assets
Current Assets
Cash	$197,541	$483,937
Prepaid expenses	68,753	214,912
Total current assets	266,294	698,849
Cash and Investments held in trust account	36,574,466	35,902,882
Total Assets	$36,840,760	$36,601,731

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$543,233	$545,691
Income taxes payable	708,528	500,645
Promissory note – related party	1,025,000	675,000
Total Current liabilities	2,276,761	1,721,336
Deferred underwriters’ discount	8,050,000	8,050,000
Total Liabilities	10,326,761	9,771,336

Commitments and Contingencies
Common stock subject to redemption, 3,466,135 shares at redemption value of $10.30 and $10.02 as of June 30, 2023 and December 31, 2022, respectively.	35,710,480	35,057,894

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 shares issued and outstanding (excluding 3,466,135 shares subject to possible redemption)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,197,056)	(8,228,074)
Total Stockholders’ Deficit	(9,196,481)	(8,227,499)
Total Liabilities and Stockholders’ Deficit	$36,840,760	$36,601,731

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation and operating costs	$344,470	$573,385	$861,408	$1,021,749
Loss from operations	(344,470)	(573,385)	(861,408)	(1,021,749)

Other income (expense):
Interest expense	(79,896)	—	(79,896)	—
Trust interest income	417,614	168,512	832,789	255,969
Total other income, net	337,718	168,512	752,893	255,969

Loss before provision for income taxes	(6,752)	(404,873)	(108,515)	(765,780)
Provision for income taxes	(106,859)	—	(207,883)	—
Net loss	$(113,611)	$(404,873)	$(316,398)	$(765,780)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	3,466,135	23,000,000	3,466,135	23,000,000
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,750,000	$575	$—	$(8,228,074)	$(8,227,499)
Remeasurement of common stock to possible redemption	—	—	—	(274,251)	(274,251)
Net loss	—	—	—	(202,785)	(202,785)
Balance as of March 31, 2023	5,750,000	575	—	(8,705,109)	(8,704,534)
Remeasurement of common stock to possible redemption	—	—	—	(378,336)	(378,336)
Net loss	—	—	—	(113,611)	(113,611)
Balance as of June 30, 2023	5,750,000	$575	$—	$(9,197,056)	$(9,196,481)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(7,485,580)	$(7,485,005)
Net loss	—	—	—	(360,907)	(360,907)
Balance as of March 31, 2022	5,750,000	575	—	(7,846,487)	(7,845,912)
Net loss	—	—	—	(404,873)	(404,873)
Balance as of June 30, 2022	5,750,000	$575	$—	$(8,251,360)	$(8,250,785)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(316,398)	$(765,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(832,789)	(255,969)
Changes in current assets and liabilities:
Prepaid expenses	146,159	185,286
Due from related party	—	—
Accrued payable and expenses	(2,456)	125,804
Income taxes payable	207,883	—
Net cash used in operating activities	(797,601)	(710,659)

Cash flows from investing activities:
Redemption of trust investments to pay taxes	161,205	—
Net cash provided by investing activities	161,205	—

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	350,000	250,000
Net cash provided by financing activities	350,000	250,000

Net change in cash	(286,396)	(460,659)
Cash, beginning of the period	483,937	613,068
Cash, end of the period	$197,541	$152,409
Supplemental disclosure of cash flow information:
Remeasurement of common stock to possible redemption	$652,587	$—
Income taxes paid	$57,000	—

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through June 30, 2023 relates to the Company’s formation and operation and the Initial Public Offering (“IPO” or “Public Offering”) and the pursuit of a business combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash, the Trust Account (as defined below) and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on July 29, 2021, and the subsequent full exercise of the underwriters’ over-allotment option on August 5, 2021 of $236,500,000 (comprised of $205,900,000 from the IPO and $30,600,000 from the over-allotment) from the net proceeds of the sale of the Units, including a portion of the proceeds from the sale of the Private Placement Warrants, $234,600,000 ($10.20 per Unit) was placed in the trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee and $1,900,000 of the total proceeds of the public and private offering was deposited into the Company’s Operating Bank account on July 30, 2021. These funds were initially invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of the public shares to seek redemption in connection with the initial Business Combination or the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public stockholders.

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

The Company initially had only 18 months from the closing of the Public Offering, or January 29, 2023 (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

On December 22, 2022, the Company held a special meeting of stockholders (the “Meeting’), At the Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Charter Amendment”), giving the Company the right to the date by which the Company has to consummate a business combination up to six (6) times (the “Charter Amendment”), each such extension for an additional one (1) month period (each an “Extension”), from January 29, 2023 to July 29, 2023 (or, if not a business day, the next business day thereafter) (such date actually extended being referred to as the “Extended Termination Date”). In connection with the vote on the Charter Amendment at the Special Meeting, a total of 19,533,865 shares of common stock were submitted for redemption, for the total amount of $201,304,772, which was withdrawn from the Trust Account in December 2022.

On December 14, 2022, in connection with the Extension the Company entered into Non-Redemption Agreements with certain stockholders which owned 2,431,454 of Common stock, pursuant to which these stockholders have committed not to redeem their redeemable shares during the vote. In consideration of this agreement, the Sponsor has agreed to transfer 345,674 of its common stock to the Non-Redeeming Stockholders (See Note 5 — Related Party Transactions below).

As approved by its stockholders at the Special Meeting of Stockholders of the Company held on July 24, 2023 (the “Special Meeting”) the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on July 24, 2023 (the “Charter Amendment”), that (i) gives the Company the right to extend the date by which it has to consummate a business combination up to eight (8) times (the “Extension Amendment”), each such extension for an additional one (1) month period (each an “Extension”), from July 29, 2023 to March 29, 2024 (such date actually extended being referred to as the “Extended Termination Date”) and (ii) removed from the Charter the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 upon consummation of a Business Combination (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment”).

In connection with the approval of the Extension at the Special Meeting, the Sponsor or its designee agreed to deposit into the Trust Account as a loan (a “Contribution,” and the Sponsor or its designee making such Contribution, a “Contributor”), for each month of the Extension, an amount equal to the lesser of (i) $50,000 or (ii) $0.02 per public share multiplied by the number of public shares outstanding, for an aggregate deposit of up to $400,000 if all monthly Extensions are exercised. Contributions. The Contributions are be evidenced by a non-interest bearing, unsecured promissory note to the Contributor (the “Contribution Note”) and will be repayable by the Company upon the earlier of the consummation of a Business Combination or the liquidation of the Company (the “Maturity Date”). If the Company does not consummate a Business Combination by the Extended Termination Date (unless it has been further extended, any such promissory notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. A contribution of $50,000 was deposited in the Trust Account on July 27, 2023 to extend the Extended Termination Date to August 29, 2023.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had $197,541 in its operating bank account and working capital deficiency of $1,165,730.

The Company’s liquidity needs up to June 30, 2023, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note, from the Sponsors, initially of up to $600,000 to cover expenses related to the Initial Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of June 30, 2023.

The Company anticipates that the $197,541 outside of the Trust Account as of June 30, 2023, will not be sufficient to allow the Company to operate until the Extended Termination Date, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, the Company executed a convertible promissory note to the Sponsors for an amount of $500,000 (the “Promissory Note”). The Promissory Note is a part of $1,000,000 working capital facility described in the Note 5. The Promissory Note is non-interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock of the Company. The Company had borrowed $125,000 on November 15, 2021, under the Promissory Note, which remained outstanding as of June 30, 2023 and December 31, 2022.

On June 29, 2022, the Company entered into a second promissory note to the Sponsor for the amount of $250,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $250,000 under this promissory note which was outstanding as of June 30, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were updated to reflect its repayment at the earlier of the close of its initial business combination or August 31, 2023.

On September 20, 2022, the Company entered into a third promissory note to the Sponsor for the amount of $300,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $300,000 under this promissory note which was outstanding as of June 30, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were updated to reflect its repayment at the earlier of the close of its initial business combination or August 31, 2023.

Both notes entered into in 2022 did not include conversion features.

On April 12, 2023, the Company entered into a fourth promissory note to the Sponsor for the amount of $150,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and July 29, 2023. The Company borrowed $150,000 under this promissory note which was outstanding as of June 30, 2023.

On June 22, 2023, the Company entered into a fifth promissory note to the Sponsor for the amount of $200,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and July 29, 2023. The Company borrowed $200,000 under this promissory note which was outstanding as of June 30, 2023.

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

The Company has until August 29, 2023 (Extended Termination Date), to consummate a Business Combination. The Extended Termination Date may be further extended on a monthly basis upon deposit into the Trust Account of $50,000 per month. In no event may the Extended Termination Date be extended beyond March 29, 2024 without further stockholder approval. It is uncertain that it will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that liquidity issues and capital constraints as described above, in addition to the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance date of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after August 29, 2024. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $197,541 and $483,937 in cash and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Investment Held in Trust Account

The assets held in the Trust Account were held in cash and U.S. Treasury Bills with a maturity of 185 days or less at June 30, 2023 and December 31, 2022, respectively. During the period ended June 30, 2023, the Company withdrew from the Trust Account $161,205 to pay its tax obligations, including Delaware franchise tax, as well as federal and Connecticut income and capital taxes.

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

Management has determined that there has been no impairment to carrying value of the assets held in the Trust Account as of June 30, 2023, and December 31, 2022.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred that are related to the IPO. Offering costs amounted to $16,074,841, for the costs related to the IPO and subsequent over-allotment, as well as fair value of founder shares transferred to Anchor Investors. Total amount of offering costs is allocated between redeemable shares and Public Warrants based on their relative fair values.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Promissory Note of the Company entered into September 7, 2021 includes conversion feature, the value of which is de minimis as of June 30, 2023 and December 31, 2022.

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

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense. The value of the conversion feature included in the convertible promissory note was de minimis as of June 30, 2023 and December 31, 2022.

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

As of June 30, 2023 and December 31, 2022, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross Proceeds from IPO	$230,000,000
Less:
Issuance costs related to redeemable common stock	(15,262,797)
Proceeds allocated to Public Warrants, based on the estimated fair value as of date of the IPO	(11,618,788)
Plus:
Remeasurement of common stock to redemption value	31,481,585
Common stock subject to possible redemption (December 31, 2021)	234,600,000
Less:
Redemptions of common stock	(201,304,772)
Plus:
Remeasurement of common stock to redemption value	1,762,666
Common stock subject to possible redemption (December 31, 2022)	$35,057,894
Plus:
Remeasurement of common stock to redemption value	652,586
Common stock subject to possible redemption (June 30, 2023)	$35,710,480

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Shares Subject to Redemption	Shares Not Subject to Redemption	Shares Subject to Redemption	Shares Not Subject to Redemption	Shares Subject to Redemption	Shares Not Subject to Redemption	Shares Subject to Redemption	Shares Not Subject to Redemption
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(42,729)	$(70,882)	$(323,898)	$(80,975)	$(118,995)	$(197,403)	$(612,624)	$(153,156)
Denominator:
Basic and diluted weighted average shares outstanding	3,466,135	5,750,000	23,000,000	5,750,000	3,466,135	5,750,000	23,000,000	5,750,000

Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.03)	$(0.03)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due primarily to the valuation allowance on the deferred tax assets and non-deductible penalties.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2022, 19,533,865 shares of Common Stock were redeemed, with 3,466,135 shares outstanding as of December 31, 2022. On July 24, 2023, further 868,870 shares of Common Stock were redeemed, resulting in 2,597,265 shares outstanding as date of this report.

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

On June 26, 2021, the Sponsor transferred 40,000 of Founder Shares to three of the Company’s directors and the Chief Financial Officer (“CFO”) in recognition of and compensation for their future services to the Company. The assignment of the Founder Shares to the Company’s directors and CFO is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 40,000 Founder Shares granted to the Company’s directors and CFO was $295,698 or approximately $7.39 per share. The Founder Shares were assigned to directors and advisor effectively assigned subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2023 and December 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

On June 22, 2023, Wrac, Ltd. a Guernsey Limited Liability Company (“Seller”), Williams Rowland Sponsor, LLC, a Delaware Limited Liability Company (“Buyer”), Jonathan Rowland and David B. Williams (each, a “Party” and, collectively, the “Parties”) entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which Seller transferred 2,514,663 shares of the common stock, par value $0.0001 per share (the “Common Stock”) of Williams Rowland Acquisition Corp. (the “Registrant”) and 5,550,000 warrants to purchase shares of Common Stock (the “Warrants” and, collectively with the Founder Shares, the “Securities”) constituting all of the securities of SPAC owned by the Seller or Jonathan Rowland for a payment of $300,000.

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

On December 14, 2022, the Company entered into Non-Redemption Agreements with certain stockholders pursuant to which these stockholders have committed not to redeem their redeemable shares in connection with the extension vote. In consideration of this agreement, the Sponsor has agreed to transfer a portion of its Common Stock to the Non-Redeeming Stockholders. The Company estimated the aggregate fair value of the 345,674 founders shares attributable to the Non-Redeeming Stockholders to be $1,733,871 or $5.02 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the Sponsor in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was recorded against additional paid-in capital, the fourth quarter of 2022.

The Company used the Monte Carlo simulation model and the following assumptions in determining the fair value of founder shares transferred to the stockholders that did not redeem their redeemable shares at the extension meeting.

Inputs	As of December 14, 2022
Stock price	$10.24
Volatility	8.1%
Expected term to warrant expiration	0.6 years
Risk-free-rate	4.67%
Dividend yield	0

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

Promissory Notes with Sponsor

The Sponsors agreed to loan the Company up to $600,000 to be used for a portion of the expenses of the Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of August 31, 2021 or the closing of the Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of June 30, 2023.

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

On September 7, 2021, the Company executed a Convertible Promissory Note with the Sponsor for an amount of $500,000, as part of the Working Capital Loan facility and under the aforementioned terms, including a conversion option. The Promissory Note is non-interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. On November 15, 2021 the Company borrowed $125,000 under the Promissory Note, which was outstanding as of June 30, 2023 and December 31, 2022. The conversion option included in the Promissory Note is considered an embedded derivative and is remeasured at the end of each reporting period, using Monte Carlo simulation method. The value of the conversion feature was de minimis as of June 30, 2023 and December 31, 2022.

On June 29, 2022, the Company entered into a second promissory note to the Sponsor for the amount of $250,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $250,000 under this promissory note which was outstanding as of June 30, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to t the earlier of the close of its initial business combination or August 31, 2023.

On September 20, 2022, the Company entered into a third promissory note to the Sponsor for the amount of $300,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $300,000 under this promissory note which was outstanding as of June 30, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to the earlier of the close of its initial business combination or August 31, 2023.

Both promissory notes entered into in 2022, totaling $550,000 do not contain conversion provisions.

On April 12, 2023, the Company entered into a fourth promissory note to the Sponsor for the amount of $150,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and July 29, 2023. The Company borrowed $150,000 under this promissory note which was outstanding as of June 30, 2023.

On June 22, 2023, the Company entered into a fifth promissory note to the Sponsor for the amount of $200,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and July 29, 2023. The Company borrowed $200,000 under this promissory note which was outstanding as of June 30, 2023.

Both promissory notes entered into in 2023, totaling $350,000 do not contain conversion provisions.

Administrative Service Fee

The Company has entered into an administrative services agreement on July 26, 2021, commencing on that date, pursuant to which the Company will pay an affiliate of the Sponsors a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company recorded $30,000 and $60,000, of administrative service fees, which are included in formation and operating costs in the accompanying statements of operations, respectively. For the three and six months ended June 30, 2022, the Company recorded $30,000 and $60,000, of administrative service fees, which are included in formation and operating costs in the accompanying statements of operations, respectively. As of June 30, 2023 and at December 31, 2022, the Company had $10,000 and $0 outstanding balance for the administrative services, respectively.

Note 6 — Investments Held in Trust Account

At June 30, 2023 and at December 31, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the period ended June 30, 2023, the Company withdrew $161,205 from the Trust Account to pay for estimated taxes.

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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2023 and December 31, 2022 are as follows:

	Amortized Cost and Carrying Value as of June 30, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2023
Cash held in Trust Account	$2,725	$—	$—	$2,725
U.S. Treasury Securities	36,571,741	10,664	—	36,582,405
	$36,574,466	$10,664	$—	$36,585,130

	Amortized Cost and Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury Securities	$—	$—	$—	$—
Cash held in Trust Account	35,902,882	—	—	35,902,882
	$35,902,882	$—	$—	$35,902,882

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

Note 8 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the Common stock are entitled to one vote for each common stock. As of June 30, 2023 and December 31, 2022, there were 5,750,000 shares of Common stock issued and outstanding, excluding 3,466,135 shares subject to possible redemption, which are presented as temporary equity, as of June 30, 2023 and December 31, 2022, respectively.

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

The warrants are no longer traded on a national securities exchange but are traded in the over the counter market.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 24, 2023, the Company held the Special Meeting in which the stockholders approved and filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on July 24, 2023 (the “Charter Amendment”), that (i) gives the Company the right to extend the date by which Williams Rowland has to consummate a business combination up to eight (8) times (the “Extension Amendment”), each such extension for an additional one (1) month period (each an “Extension”), from July 29, 2023 to March 29, 2024 (such date actually extended being referred to as the “Extended Termination Date”) and (ii) removed from the Charter the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 upon consummation of a Business Combination (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment”).

In connection with the Special Meeting, a total of 868,870 shares of common stock were submitted for redemption, resulting in withdrawal of approximately $9.0 million from the Trust Account on July 27, 2023. The redemption payments are subject to the provision of the IR Act as described above and might be subject to 1% excise tax on the total amount of redemption payments made.

In connection with redemptions the Company withdrew $0.9 million to cover its obligations for income and franchise taxes.

In connection with the approval of the Extension Amendment at the Special Meeting of Stockholders of the Company held on July 24, 2023, the Sponsor or its designee agreed to deposit into the Trust Account as a Contribution for each month of the Extension, an amount equal to the lesser of (i) $50,000 or (ii) $0.02 per public share multiplied by the number of public shares outstanding, for an aggregate deposit of up to $400,000 if all monthly Extensions are exercised. Contributions. The Contributions are be evidenced by the non-interest bearing, unsecured Contribution Note to the Contributor and will be repayable by the Company upon the earlier of the consummation of a Business Combination or the liquidation of the Company. If the Company does not consummate a Business Combination by the Extended Date, any such promissory notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. A contribution of $50,000 was deposited in the Trust Account on July 27, 2023 thereby extending the Extended Termination Date to August 29, 2023.

On July 27, 2023, the Company entered into a fifth promissory note to the Sponsor for the amount of $200,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and March 29, 2024. The Company borrowed $200,000 under this promissory note which was outstanding as of the date of this report.

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

As of June 30, 2023, we have not yet commenced operations. All activity for the period from March 10, 2021 (inception) through June 30, 2023 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below, as well as the pursuit of a business combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds held in the Trust Account. We have selected December 31 as our fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement on July 29, 2021, and the Over-Allotment and Second Private Placement on August 5, 2021, approximately $234.6 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and the Private Placement was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”) having   a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) 24 months after completion of the IPO at which time the investments will be held in the form of interest-bearing deposits; (ii) the completion of a Business Combination and (iii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination by August 29, 2023 which date may be extended on a monthly basis to no later than March 29, 2024 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), our obligation under requirements of applicable law.

Extension Meetings

On December 22, 2022, the Company held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting stockholders voted on and approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the deadline by which the Company must complete an initial business combination from January 29, 2023 to July 29, 2023 (or, if not a business day, to the next business day (the “Extended Date”). In connection with the approval of the Extension Amendment, the Company was required to give holders of its shares of Common Stock sold to the public (the “Public Shares”) the right to redeem their shares. Holders of an aggregate of 19,533,865 Public Shares exercised their redemption rights and did not subsequently reverse that decision. The per share redemption price was $10.31. After the redemption, there was 3,466,135 Public Shares along with the 5,750,000 shares of Common Stock originally issued to the founders (the “Founders Shares”) that remained outstanding as of June 30, 2023.

On July 24, 2023, the Company held the Special Meeting in which the stockholders approved and filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on July 24, 2023 (the “Charter Amendment”), that (i) gives the Company the right to extend the date by which Williams Rowland has to consummate a business combination up to eight (8) times (the “Extension Amendment”), each such extension for an additional one (1) month period (each an “Extension”), from July 29, 2023 to March 29, 2024 (such date actually extended being referred to as the “Extended Termination Date”) and (ii) removed from the Charter the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 upon consummation of a Business Combination (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment”). In connection with the Special Meeting, a total of 868,870 shares of common stock were submitted for redemption.

In connection with the approval of the Extension Amendment at the Special Meeting of Stockholders of the Company held on July 24, 2023, the Sponsor or its designee agreed to deposit into the Trust Account as a Contribution for each month of the Extension, an amount equal to the lesser of (i) $50,000 or (ii) $0.02 per public share multiplied by the number of public shares outstanding, for an aggregate deposit of up to $400,000 if all monthly Extensions are exercised. Contributions. The Contributions are be evidenced by the non-interest bearing, unsecured Contribution Note to the Contributor and will be repayable by the Company upon the earlier of the consummation of a Business Combination or the liquidation of the Company. If the Company does not consummate a Business Combination by the Extended Date, any such promissory notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. A contribution of $50,000 was deposited in the Trust Account on July 27, 2023 to extend the Extended Termination Date to August 29, 2023.

At June 30, 2023, the remaining balance in the trust account after the redemptions in connection with the Extension Amendment was $35,710,480. None of the remaining funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination by the Extended Date, or (iii) if we seek to further amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination by such further extended date.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had $197,541 in our operating bank account and working capital deficiency of $1,165,730.

Our liquidity needs up to June 30, 2023, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Notes to the financial statements) for the founder shares and the loan under an unsecured promissory note, from the Sponsors, initially of up to $600,000 to cover expenses related to the Initial Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of June 30, 2023.

We anticipate that the $197,541 outside of the Trust Account as of June 30, 2023, will not be sufficient to allow us to operate until the Extended Date, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, we executed the Promissory Note to the Sponsors for an amount of $500,000. The Promissory Note is a part of $1,000,000 working capital facility described in the Note 5 to the financial statements. The Promissory Note is non-interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock of the Company. On November 15, 2021 the Company borrowed $125,000 under the Promissory Note which remained outstanding as of June 30, 2023 and December 31, 2022.

On June 29, 2022, the Company entered into a second promissory note to the Sponsor for the amount of $250,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $250,000 under this promissory note which was outstanding as of June 30, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to the earlier of the close of its initial business combination or August 31, 2023.

On September 20, 2022, the Company entered into a third promissory note to the Sponsor for the amount of $300,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $300,000 under this promissory note which was outstanding as of June 30, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to r the earlier of the close of its initial business combination or August 31, 2023.

Both promissory notes entered into in 2022, totaling $550,000 do not contain conversion provisions.

On April 12, 2023, the Company entered into a fourth promissory note to the Sponsor for the amount of $150,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and July 29, 2023. The Company borrowed $150,000 under this promissory note which was outstanding as of June 30, 2023.

On June 22, 2023, the Company entered into a fifth promissory note to the Sponsor for the amount of $200,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and July 29, 2023. The Company borrowed $200,000 under this promissory note which was outstanding as of June 30, 2023.

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

We have until the Extended Date to consummate a Business Combination. It is uncertain that it will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that the potential liquidity and capital constraints as described above, in addition to potential mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern through the earlier of one year from the issuance date of these unaudited condensed financial statements or March 29, 2024. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after August 29, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

All of our activity from March 10, 2021 (inception) through June 30, 2023, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2023, we had a net loss of $113,611, which consisted of formation and operating costs of $344,470, provision for income taxes of $106,859 and interest expense of $79,896, offset by trust interest income of $417,614.

For the three months ended June 30, 2022, we had a loss of $404,873, which consisted solely of formation and operating costs of $573,385, offset by trust interest income of $168,512.

For the six months ended June 30, 2023, we had a net loss of $316,398, which consisted of formation and operating costs of $861,408, provision for income taxes of $207,883 and interest expense of $79,896, offset by trust interest income of $832,789.

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

Total deferred underwriting commissions was $8,050,000 as June 30, 2023 and December 31, 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to:

●	Failure to properly evaluate and account for complex financial instruments, including classification of common stock subject to possible redemption, recognition of the overallotment liability on the IPO date, evaluation of the accounting for a convertible promissory note, evaluation of fair value of shares issued to Anchor Investors and proper classification of amounts owing to related parties.

●	Failure to accrue Connecticut Capital tax and NYSE listing and annual fees in an appropriate and timely manner, overstatement of previously recorded amounts for Delaware Franchise tax, and FINRA fees, which necessitated the restatement of our March 31, 2022 Quarterly Report on Form 10-Q. Such restatement is included in the Note on Restatement of Previously Issued Financial Statements in the Annual Report on Form 10-K.

●	Failure to ensure completeness and accuracy of accruals, including unbilled legal expenses, as well as lack of review of the manual spreadsheet calculations.

●	Failure to accrue interest and penalties related to late payment of taxes.

These matters constitute material weaknesses in our internal control over financial reporting. They remain non remediated through the date of this report. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WILLIAMS ROWLAND ACQUISITION CORP.

Date: August 21, 2023	By:	/s/ David B. Williams
	Name:	David B. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Bobby Morovati
	Name:	Bobby Morovati
	Title:	Chief Financial Officer
(Principal Financial Officer)