Form 10-Q
period 2023-09-30
Williams Rowland Acquisition Corp.
filed 2023-11-20
CIK 1855168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 17, 2023, 8,347,265 shares of common stock, par value $0.0001 per share, were issued and outstanding.

WILLIAMS ROWLAND ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)

Assets
Current Assets
Cash	$101,200	$483,937
Prepaid expenses	124,966	214,912
Total current assets	226,166	698,849
Cash and Investments held in trust account	27,210,314	35,902,882
Total Assets	$27,436,480	$36,601,731

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$587,629	$545,691
Income taxes payable	10,107	500,645
Excise tax payable	90,280	—
Promissory note – related party	1,325,000	675,000
Total Current liabilities	2,013,016	1,721,336
Deferred underwriters’ discount	8,050,000	8,050,000
Total Liabilities	10,063,016	9,771,336

Commitments and Contingencies
Common stock subject to redemption, 2,597,265 and 3,466,135 shares at redemption value of $10.35 and $10.02 as of September 30, 2023 and December 31, 2022, respectively.	26,879,041	35,057,894

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,750,000 shares issued and outstanding (excluding 2,597,265 and 3,466,135 shares subject to possible redemption)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,506,152)	(8,228,074)
Total Stockholders’ Deficit	(9,505,577)	(8,227,499)
Total Liabilities and Stockholders’ Deficit	$27,436,480	$36,601,731

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Formation and operating costs	$275,994	$424,516	$1,137,402	$1,446,265
Loss from operations	(275,994)	(424,516)	(1,137,402)	(1,446,265)

Other income (expense):
Interest expense	(27,421)	—	(107,317)	—
Trust interest income	377,855	1,141,920	1,210,644	1,397,889
Total other income, net	350,434	1,141,920	1,103,327	1,397,889

Loss (income) before provision for income taxes	74,440	717,404	(34,075)	(48,376)
Provision for income taxes	(96,674)	(193,984)	(304,557)	(193,984)
Net (loss) income	$(22,234)	$523,420	$(338,632)	$(242,360)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	2,823,927	23,000,000	3,249,713	23,000,000
Basic and diluted net (loss) income per share	$(0.00)	$0.02	$(0.04)	$(0.01)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share	$(0.00)	$0.02	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,750,000	$575	$—	$(8,228,074)	$(8,227,499)
Remeasurement of common stock to possible redemption	—	—	—	(274,251)	(274,251)
Net loss	—	—	—	(202,785)	(202,785)
Balance as of March 31, 2023	5,750,000	575	—	(8,705,109)	(8,704,534)
Remeasurement of common stock to possible redemption	—	—	—	(378,336)	(378,336)
Net loss	—	—	—	(113,611)	(113,611)
Balance as of June 30, 2023	5,750,000	575	—	(9,197,056)	(9,196,481)
Remeasurement of common stock to possible redemption	—	—	—	(196,582)	(196,582)
Excise tax payable on redemptions of shares	—	—	—	(90,280)	(90,280)
Net loss	—	—	—	(22,234)	(22,234)
Balance as of September 30, 2023	5,750,000	$575	$—	$(9,506,152)	$(9,505,577)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(7,485,580)	$(7,485,005)
Net loss	—	—	—	(360,907)	(360,907)
Balance as of March 31, 2022	5,750,000	575	—	(7,846,487)	(7,845,912)
Net loss	—	—	—	(404,873)	(404,873)
Balance as of June 30, 2022	5,750,000	575	—	(8,251,360)	(8,250,785)
Remeasurement of common stock to possible redemption	—	—	—	(456,357)	(456,357)
Net income	—	—	—	523,420	523,420
Balance as of September 30, 2022	5,750,000	$575	$—	$(8,184,297)	$(8,183,722)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLIAMS ROWLAND ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(338,632)	$(242,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(1,210,644)	(1,397,889)
Changes in current assets and liabilities:
Prepaid expenses	89,946	270,344
Due from related party	—	—
Accrued payable and expenses	41,940	393,455
Income taxes payable	(490,538)	193,985
Net cash used in operating activities	(1,907,928)	(782,465)

Cash flows from investing activities:
Redemption of trust investments to pay taxes	1,025,191	—
Redemption of trust investments to pay share redemptions	9,028,021	—
Extension payments deposited in Trust Account	(150,000)	—
Net cash provided by investing activities	9,903,212	—

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	650,000	250,000
Payment of redemptions	(9,028,021)	—
Net cash (used in) provided by financing activities	(8,378,021)	250,000

Net change in cash	(382,737)	(532,465)
Cash, beginning of the period	483,937	613,068
Cash, end of the period	$101,200	$80,603
Supplemental disclosure of cash flow information:
Remeasurement of common stock to possible redemption	$849,168	$456,357
Recognition of excise tax liability	90,280	—
Income taxes paid	$795,095	—

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through September 30, 2023 relates to the Company’s formation and operation and the Initial Public Offering (“IPO” or “Public Offering”) and the pursuit of a business combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash, the Trust Account (as defined below) and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on July 29, 2021, and the subsequent full exercise of the underwriters’ over-allotment option on August 5, 2021 of $236,500,000 (comprised of $205,900,000 from the IPO and $30,600,000 from the over-allotment) from the net proceeds of the sale of the Units, including a portion of the proceeds from the sale of the Private Placement Warrants, $234,600,000 ($10.20 per Unit) was placed in the trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee and $1,900,000 of the total proceeds of the public and private offering was deposited into the Company’s Operating Bank account on July 30, 2021. These funds were initially invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of September 30, 2023, funds in the Trust Account were held in demand deposit.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 interest to pay dissolution expenses), the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of the public shares to seek redemption in connection with the initial Business Combination or the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public stockholders.

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

On December 22, 2022, the Company held a special meeting of stockholders (the “Meeting’) to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Charter Amendment”), giving the Company the right to the date by which the Company has to consummate a business combination up to six (6) times (the “Charter Amendment”), each such extension for an additional one (1) month period (each an “Extension”), from January 29, 2023 to July 29, 2023 (or, if not a business day, the next business day thereafter) (such date actually extended being referred to as the “Extended Termination Date”). In connection with the vote on the Charter Amendment at the Special Meeting, a total of 19,533,865 shares of common stock were submitted for redemption, for the total amount of $201,304,772, which was withdrawn from the Trust Account in December 2022.

On December 14, 2022, in connection with the Extension the Company entered into Non-Redemption Agreements with certain stockholders which owned 2,431,454 of Common stock, pursuant to which these stockholders have committed not to redeem their redeemable shares during the vote. In consideration of this agreement, the Sponsor has agreed to transfer 345,674 of its common stock to the Non-Redeeming Stockholders upon close of the Business Combination (See Note 5 — Related Party Transactions below).

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

In connection with redemptions the Company withdrew $0.9 million to cover its obligations for income, capital and franchise taxes.

In connection with the approval of the Extension at the Special Meeting, the Sponsor or its designee agreed to deposit into the Trust Account as a loan (a “Contribution,” and the Sponsor or its designee making such Contribution, a “Contributor”), for each month of the Extension, an amount equal to the lesser of (i) $50,000 or (ii) $0.02 per public share multiplied by the number of public shares outstanding, for an aggregate deposit of up to $400,000 if all monthly Extensions are exercised. The Contributions are be evidenced by a non-interest bearing, unsecured promissory note to the Sponsor and will be repayable by the Company upon the earlier of the consummation of a Business Combination or the liquidation of the Company (the “Maturity Date”). If the Company does not consummate a Business Combination by the Extended Termination Date (unless it has been further extended, any such promissory notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Three monthly contributions of $50,000 ($150,000 in total) were deposited in the Trust Account on through September 30, 2023, and $50,000 subsequently in October to extend the Extended Termination Date to November 29, 2023.

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

The Sponsors have agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsors to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsors have sufficient funds to satisfy its indemnity obligations and believe that the Sponsors’ only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsors would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had $101,200 in its operating bank account and working capital deficiency of $1,583,295.

The Company’s liquidity needs up to September 30, 2023, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note, from the Sponsors, initially of up to $600,000 to cover expenses related to the Initial Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of September 30, 2023.

The Company anticipates that the $101,200 outside of the Trust Account as of September 30, 2023, will not be sufficient to allow the Company to operate until the Extended Termination Date, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

Convertible Promissory Note

On September 7, 2021, the Company executed a convertible promissory note to the Sponsors for an amount of $500,000 (the “Promissory Note”). The Promissory Note is a part of $1,000,000 working capital facility described in the Note 5. The Promissory Note is non-interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock of the Company. The Company had borrowed $125,000 on November 15, 2021, under the Promissory Note, which remained outstanding as of September 30, 2023 and December 31, 2022.

Promissory Notes

On June 29, 2022, the Company entered into a second promissory note to the Sponsor for the amount of $250,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $250,000 under this promissory note which was outstanding as of September 30, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were updated to reflect its repayment at the earlier of the close of its initial business combination or August 31, 2023. Effective July 31, 2023, the maturity date was extended to the earlier of the completion of an initial business combination and March 30, 2024.

On September 20, 2022, the Company entered into a third promissory note to the Sponsor for the amount of $300,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $300,000 under this promissory note which was outstanding as of September 30, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were updated to reflect its repayment at the earlier of the close of its initial business combination or August 31, 2023. Effective July 31, 2023, the maturity date was extended to the earlier of the completion of an initial business combination and March 30, 2024.

Both notes entered into in 2022 did not include conversion features.

On April 12, 2023, the Company entered into a fourth promissory note to the Sponsor for the amount of $150,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination or July 29, 2023. The Company borrowed $150,000 under this promissory note which was outstanding as of September 30, 2023. Effective July 31, 2023, the maturity date was extended to the earlier of the completion of an initial business combination and March 30, 2024.

On June 22, 2023, the Company entered into a fifth promissory note to the Sponsor for the amount of $200,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and July 29, 2023. The Company borrowed $200,000 under this promissory note which was outstanding as of September 30, 2023. Effective July 31, 2023, the maturity date was extended to the earlier of the completion of an initial business combination and March 30, 2024.

On July 27, 2023, the Company entered into a sixth promissory note to the Sponsor for the amount of $200,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and March 29, 2024. The Company borrowed $200,000 under this promissory note which was outstanding as of September 30, 2023.

On September 28, 2023, the Company entered into a seventh promissory note to the Sponsor for the amount of $100,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and March 29, 2024. The Company borrowed $100,000 under this promissory note which was outstanding as of September 30, 2023.

As of September 30, 2023 the Company had $125,000 outstanding under the convertible note and $1,200,000 under non-convertible promissory notes

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

The Company has until November 29, 2023   (Extended Termination Date), to consummate a Business Combination. The Extended Termination Date may be further extended on a monthly basis upon deposit into the Trust Account of $50,000 per month. In no event may the Extended Termination Date be extended beyond March 29, 2024 without further stockholder approval. It is uncertain that it will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that liquidity issues and capital constraints as described above, in addition to the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance date of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after November 29, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

In connection with the Special Meeting on July 24, 2023, a total of 868,870 shares of common stock of the Company were submitted for redemption, resulting in withdrawal of approximately $9.0 million from the Trust Account on July 27, 2023. These redemption payments are subject to the provision of the IR Act as described above and might be subject to 1% excise tax on the total amount of redemption payments made. The Company recognized excise tax liability of $90,280, for which it might be liable.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $101,200 and $483,937 in cash and no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Investment Held in Trust Account

The assets held in the Trust Account were held in a demand deposit and cash and U.S. Treasury Bills with a maturity of 185 days or less at September 30, 2023 and December 31, 2022, respectively. During the period ended September 30, 2023, the Company withdrew from the Trust Account $1,025,191 to pay its tax obligations, including Delaware franchise tax, as well as federal and Connecticut income and capital taxes.

As of September 30, 2023 the Company’s funds held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

As of December 31, 2023, the Company classified its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Management has determined that there has been no impairment to carrying value of the assets held in the Trust Account as of September 30, 2023, and December 31, 2022.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Promissory Note of the Company entered into September 7, 2021 includes conversion feature, the value of which is de minimis as of September 30, 2023 and December 31, 2022.

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

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense. The value of the conversion feature included in the convertible promissory note was de minimis as of September 30, 2023 and December 31, 2022.

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

As of September 30, 2023 and December 31, 2022, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross Proceeds from IPO	$230,000,000
Less:
Issuance costs related to redeemable common stock	(15,262,797)
Proceeds allocated to Public Warrants, based on the estimated fair value as of date of the IPO	(11,618,788)
Plus:
Remeasurement of common stock to redemption value	31,481,585
Common stock subject to possible redemption (December 31, 2021)	234,600,000
Less:
Redemptions of common stock	(201,304,772)
Plus:
Remeasurement of common stock to redemption value	1,762,666
Common stock subject to possible redemption (December 31, 2022)	$35,057,894
Less:
Redemptions of common stock	(9,028,021)
Plus:
Remeasurement of common stock to redemption value	849,168
Common stock subject to possible redemption (September 30, 2023)	$26,879,041

Net (Loss) Income Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating (loss) earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of common stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the (loss) earnings per share calculation. Net (loss) income per share of common stock is computed by dividing the pro rata net (loss) income between the shares of redeemable common stock and the shares of non-redeemable common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Shares Subject to Redemption	Shares Not Subject to Redemption	Shares Subject to Redemption	Shares Not Subject to Redemption	Shares Subject to Redemption	Shares Not Subject to Redemption	Shares Subject to Redemption	Shares Not Subject to Redemption
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$(7,323)	$(14,911)	$418,736	$104,684	$(122,277)	$(216,355)	$(193,888)	$(48,472)
Denominator:
Basic and diluted weighted average shares outstanding	2,823,927	5,750,000	23,000,000	5,750,000	3,249,713	5,750,000	23,000,000	5,750,000

Basic and diluted net (loss) income per common stock	$(0.00)	$(0.00)	$0.02	$0.02	$(0.04)	$(0.04)	$(0.01)	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due primarily to the valuation allowance on the deferred tax assets and non-deductible penalties.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2022, 19,533,865 shares of Common Stock were redeemed, with 3,466,135 shares outstanding as of December 31, 2022. On July 24, 2023, further 868,870 shares of Common Stock were redeemed, resulting in 2,597,265 shares outstanding as of September 30, 2023.

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

On June 26, 2021, the Sponsor transferred 40,000 of Founder Shares to three of the Company’s directors and the Chief Financial Officer (“CFO”) in recognition of and compensation for their future services to the Company. The assignment of the Founder Shares to the Company’s directors and CFO is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 40,000 Founder Shares granted to the Company’s directors and CFO was $295,698 or approximately $7.39 per share. The Founder Shares were assigned to directors and advisor effectively assigned subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2023 and December 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

On December 14, 2022, the Company entered into Non-Redemption Agreements with certain stockholders pursuant to which these stockholders have committed not to redeem their redeemable shares in connection with the extension vote. In consideration of this agreement, the Sponsor has agreed to transfer a portion of its Common Stock to the Non-Redeeming Stockholders upon close of the Business Combination. The Company estimated the aggregate fair value of the 345,674 founders shares attributable to the Non-Redeeming Stockholders to be $1,733,871 or $5.02 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the Sponsor in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was recorded against additional paid-in capital, the fourth quarter of 2022.

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

Promissory Notes with Sponsor

The Sponsors agreed to loan the Company up to $600,000 to be used for a portion of the expenses of the Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of August 31, 2021 or the closing of the Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of September 30, 2023.

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

On September 7, 2021, the Company executed a Convertible Promissory Note with the Sponsor for an amount of $500,000, as part of the Working Capital Loan facility and under the aforementioned terms, including a conversion option. The Promissory Note is non-interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. On November 15, 2021 the Company borrowed $125,000 under the Promissory Note, which was outstanding as of September 30, 2023 and December 31, 2022. The conversion option included in the Promissory Note is considered an embedded derivative and is remeasured at the end of each reporting period, using Monte Carlo simulation method. The value of the conversion feature was de minimis as of September 30, 2023 and December 31, 2022.

On June 29, 2022, the Company entered into a second promissory note to the Sponsor for the amount of $250,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $250,000 under this promissory note which was outstanding as of September 30, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to the earlier of the close of its initial business combination or August 31, 2023. Effective July 31, 2023, the maturity date was extended to the earlier of the completion of an initial business combination and March 30, 2024.

On September 20, 2022, the Company entered into a third promissory note to the Sponsor for the amount of $300,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $300,000 under this promissory note which was outstanding as of September 30, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to the earlier of the close of its initial business combination or August 31, 2023. Effective July 31, 2023, the maturity date was extended to the earlier of the completion of an initial business combination and March 30, 2024.

Both promissory notes entered into in 2022, totaling $550,000 do not contain conversion provisions.

On April 12, 2023, the Company entered into a fourth promissory note to the Sponsor for the amount of $150,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and July 29, 2023. The Company borrowed $150,000 under this promissory note which was outstanding as of September 30, 2023. Effective July 31, 2023, the maturity date was extended to the earlier of the completion of an initial business combination and March 30, 2024.

On June 22, 2023, the Company entered into a fifth promissory note to the Sponsor for the amount of $200,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and July 29, 2023. The Company borrowed $200,000 under this promissory note which was outstanding as of September 30, 2023. Effective July 31, 2023, the maturity date was extended to the earlier of the completion of an initial business combination and March 30, 2024.

 On July 27, 2023, the Company entered into a sixth promissory note to the Sponsor for the amount of $200,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and March 29, 2024. The Company borrowed $200,000 under this promissory note which was outstanding as of September 30, 2023.

On September 28, 2023, the Company entered into a seventh promissory note to the Sponsor for the amount of $100,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and March 29, 2024. The Company borrowed $100,000 under this promissory note which was outstanding as of September 30, 2023.

Promissory notes entered into in 2023 do not contain conversion provisions.

Administrative Service Fee

The Company has entered into an administrative services agreement on July 26, 2021, commencing on that date, pursuant to which the Company will pay an affiliate of the Sponsors a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company recorded $30,000 and $90,000, of administrative service fees, which are included in formation and operating costs in the accompanying statements of operations, respectively. For the three and nine months ended September 30, 2022, the Company recorded $30,000 and $90,000, of administrative service fees, which are included in formation and operating costs in the accompanying statements of operations, respectively. As of September 30, 2023 and at December 31, 2022, the Company had no outstanding balance for the administrative services, respectively.

Note 6 — Investments Held in Trust Account

The assets held in the Trust Account were held in a demand deposit and cash and U.S. Treasury Bills with a maturity of 185 days or less at September 30, 2023 and December 31, 2022, respectively. During the period ended September 30, 2023, the Company withdrew $1,025,191 from the Trust Account to pay for estimated taxes.

As of September 30, 2023 the Company’s funds held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

As of December 31, 2023, Company classified its United States Treasury securities as held-to-maturity   in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on d December 31, 2022, were as follows:

	Amortized Cost and Carrying Value as of December 31, 2022	Gross Unrealized Losses (Gains)	Fair Value as of December 31, 2022
U.S. Treasury Securities	35,902,882	—	35,902,882
	$35,902,882	$—	$35,902,882

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

Note 8 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the Common stock are entitled to one vote for each common stock. As of September 30, 2023 and December 31, 2022, there were 5,750,000 shares of Common stock issued and outstanding, excluding 2,597,265 and 3,466,135 shares subject to possible redemption, which are presented as temporary equity, as of September 30, 2023 and December 31, 2022, respectively.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as disclosed below.

On October 30, 2023 the Company deposited $50,000 in its Trust Account to extend period of Business Combination by one month to November 29, 2023.

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

As of September 30, 2023, we have not yet commenced operations. All activity for the period from March 10, 2021 (inception) through September 30, 2023 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below, as well as the pursuit of a business combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds held in the Trust Account. We have selected December 31 as our fiscal year end.

Our Sponsor is Williams Rowland Sponsor LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on July 26, 2021. On July 29, 2021, we consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the shares of Common Stock included in the Units offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200 million. On August 5, 2021, the underwriter fully exercised its option and purchased 3,000,000 additional Units, generating gross proceeds of $30 million (the “Over-Allotment”).

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

If we are unable to complete a Business Combination by November 29, 2023 which date may be extended on a monthly basis to no later than March 29, 2024 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), our obligation under requirements of applicable law.

Extension Meetings

On December 22, 2022, the Company held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting stockholders voted on and approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the deadline by which the Company must complete an initial business combination from January 29, 2023 to July 29, 2023 (or, if not a business day, to the next business day (the “Extended Date”). In connection with the approval of the Extension Amendment, the Company was required to give holders of its shares of Common Stock sold to the public (the “Public Shares”) the right to redeem their shares. Holders of an aggregate of 19,533,865 Public Shares exercised their redemption rights and did not subsequently reverse that decision, for the total amount of for the total amount of $201,304,772 or $10.31 per share. After the redemption, there was 3,466,135 Public Shares along with the 5,750,000 shares of Common Stock originally issued to the founders (the “Founders Shares”) that remained outstanding as of September 30, 2023.

On December 14, 2022, in connection with the Extension the Company entered into Non-Redemption Agreements with certain stockholders which owned 2,431,454 of Common stock, pursuant to which these stockholders have committed not to redeem their redeemable shares during the vote. In consideration of this agreement, the Sponsor has agreed to transfer 345,674 of its common stock to the Non-Redeeming Stockholders upon close of the Business Combination.

On July 24, 2023, the Company held the Special Meeting in which the stockholders approved and filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on July 24, 2023 (the “Charter Amendment”), that (i) gives the Company the right to extend the date by which Williams Rowland has to consummate a business combination up to eight (8) times (the “Extension Amendment”), each such extension for an additional one (1) month period (each an “Extension”), from July 29, 2023 to March 29, 2024 (such date actually extended being referred to as the “Extended Termination Date”) and (ii) removed from the Charter the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 upon consummation of a Business Combination (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment”). In connection with the Special Meeting, a total of 868,870 shares of common stock redeemed their shares for the total of $9,028,021, or $10.39 per share.

In connection with the approval of the Extension Amendment at the Special Meeting of Stockholders of the Company held on July 24, 2023, the Sponsor or its designee agreed to deposit into the Trust Account as a Contribution for each month of the Extension, an amount equal to the lesser of (i) $50,000 or (ii) $0.02 per public share multiplied by the number of public shares outstanding, for an aggregate deposit of up to $400,000 if all monthly Extensions are exercised. The Contributions are be evidenced by the non-interest bearing, unsecured Contribution Note to the Sponsor and will be repayable by the Company upon the earlier of the consummation of a Business Combination or the liquidation of the Company. If the Company does not consummate a Business Combination by the Extended Date, any such promissory notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Three monthly contributions of $50,000 ($150,000) were deposited in the Trust Account through September 30, 2023, and $50,000 on October 30, 2023, to extend the Extended Termination Date to November 29, 2023.

At September 30, 2023, the remaining balance in the trust account after the redemptions in connection with the Extension Amendment was $27,210,314. None of the remaining funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination by the Extended Date, or (iii) if we seek to further amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination by such further extended date.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had $101,200 in our operating bank account and working capital deficiency of $1,583,295.

Our liquidity needs up to September 30, 2023, had been satisfied through a capital contribution from the Sponsors of $25,000 (see Notes to the financial statements) for the founder shares and the loan under an unsecured promissory note, from the Sponsors, initially of up to $600,000 to cover expenses related to the Initial Public Offering. This loan was repaid and cancelled upon consummation of IPO and is no longer available for liquidity needs as of September 30, 2023.

We anticipate that the $101,200 outside of the Trust Account as of September 30, 2023, will not be sufficient to allow us to operate until the Extended Date, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

On September 7, 2021, we executed the Promissory Note to the Sponsors for an amount of $500,000. The Promissory Note is a part of $1,000,000 working capital facility described in the Note 5 to the financial statements. The Promissory Note is non-interest bearing and is repayable at the earlier of the date of when the Company consummates a Business Combination with another entity, the date on which the Company determines to liquidate or December 31, 2023. At the option of the Sponsors, in lieu of cash payment of the principal, the Sponsors may receive warrants to purchase Common Stock of the Company. On November 15, 2021 the Company borrowed $125,000 under the Promissory Note which remained outstanding as of September 30, 2023 and December 31, 2022.

On June 29, 2022, the Company entered into a second promissory note to the Sponsor for the amount of $250,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $250,000 under this promissory note which was outstanding as of September 30, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to the earlier of the close of its initial business combination or August 31, 2023. Effective July 31, 2023, the maturity date was extended to the earlier of the completion of an initial business combination and March 30, 2024.

On September 20, 2022, the Company entered into a third promissory note to the Sponsor for the amount of $300,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and January 26, 2023. The Company borrowed $300,000 under this promissory note which was outstanding as of September 30, 2023 and December 31, 2022. On January 20, 2023, the terms of repayment of this note were amended to extend its maturity date to the earlier of the close of its initial business combination or August 31, 2023. Effective July 31, 2023, the maturity date was extended to the earlier of the completion of an initial business combination and March 30, 2024.

Both promissory notes entered into in 2022, totaling $550,000 do not contain conversion provisions.

On April 12, 2023, the Company entered into a fourth promissory note to the Sponsor for the amount of $150,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and July 29, 2023. The Company borrowed $150,000 under this promissory note which was outstanding as of September 30, 2023. Effective July 31, 2023, the maturity date was extended to the earlier of the completion of an initial business combination and March 30, 2024.

On June 22, 2023, the Company entered into a fifth promissory note to the Sponsor for the amount of $200,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and July 29, 2023. The Company borrowed $200,000 under this promissory note which was outstanding as of September 30, 2023. Effective July 31, 2023, the maturity date was extended to the earlier of the completion of an initial business combination and March 30, 2024.

On July 27, 2023, the Company entered into a sixth promissory note to the Sponsor for the amount of $200,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and March 29, 2024. The Company borrowed $200,000 under this promissory note which was outstanding as of the date of this report.

On September 28, 2023, the Company entered into a seventh promissory note to the Sponsor for the amount of $200,000. The note is non-interest bearing and is payable at the earlier of the date on which the Maker consummates an initial business combination and March 29, 2024. The Company borrowed $100,000 under this promissory note which was outstanding as of the date of this report.

Promissory notes entered into in 2023 do not contain conversion provisions.

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

We have until the Extended Date of November 29, 2023, to consummate a Business Combination. It is uncertain that it will be able consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that the potential liquidity and capital constraints as described above, in addition to potential mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern through the earlier of one year from the issuance date of these unaudited condensed financial statements or November 29, 2023. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after November 29, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

All of our activity from March 10, 2021 (inception) through September 30, 2023, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2023, we had a net loss of $22,239, which consisted of formation and operating costs of $275,994, provision for income taxes of $96,674 and interest expense of $27,421, offset by trust interest income of $377,855.

For the three months ended September 30, 2022, we had an income of $523,420, which consisted of trust interest income of $1,141,920, offset by formation and operating costs of $424,516 and provision for income taxes of $193,984.

For the nine months ended September 30, 2023, we had a net loss of $338,632, which consisted of formation and operating costs of $1,137,402, provision for income taxes of $304,557 and interest expense of $107,317, offset by trust interest income of $1,210,644.

For the nine months ended September 30, 2022, we had a loss of $242,360, which consisted of formation and operating costs of $1,446,265 and provision for income taxes of $193,984, offset by trust interest income of $1,397,889.

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

Total deferred underwriting commissions was $8,050,000 as September 30, 2023 and December 31, 2022.

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

Net (Loss) Income Per Share

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to:

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

WILLIAMS ROWLAND ACQUISITION CORP.

Date: November 17, 2023	By:	/s/ David B. Williams
	Name:	David B. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2023	By:	/s/ Bobby Morovati
	Name:	Bobby Morovati
	Title:	Chief Financial Officer
(Principal Financial Officer)